Form 10-Q
period 2005-06-30
Columbia Equity Trust, Inc.
filed 2005-08-15
CIK 1316710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
COMMISSION FILE NO. 001-32536
COLUMBIA EQUITY TRUST, INC .
(Exact name of registrant as specified in its charter)

Maryland	20-1978579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1750 H Street, N.W.,
Suite 500, Washington, D.C.	20006
(Address of principal executive office)	(Zip code)
(202) 303-3080
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☐ NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 12, 2005, 13,863,334 shares of common stock, par value $0.001, were outstanding.

COLUMBIA EQUITY TRUST, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Columbia Equity Trust, Inc. (the “Company”) completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 12,000,000 shares of common stock at a price per share of $15.00, generating gross proceeds to the Company of $180 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $167.4 million. On July 14, 2005, an additional 1,800,000 shares of common stock were sold at $15.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $25.1 million to the Company.
The financial statements covered in this report represent the results of operations and financial condition of Columbia Equity Trust, Inc. and Columbia Equity Trust Predecessor (“Columbia Predecessor”), prior to the consummation of the Company’s IPO and various formation transactions. Due to the timing of the IPO and the formation transactions, the results of operations discussion set forth in this document is not necessarily indicative of future operating results of Columbia Equity Trust, Inc. as a publicly-held company. The information provided only reflects the operations of the Company and Columbia Predecessor for the three and six months ended June 30, 2005 and 2004.
Columbia Predecessor ceased to exist as a reporting entity effective with the consummation of the IPO and the completion of the formation transactions. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management.
Concurrent with the consummation of the IPO on July 5, 2005, and on July 8, 2005 and July 15, 2005, the Company entered into a series of transactions to acquire real estate interests from Columbia Predecessor and certain third party investors and repay mortgage debt on certain properties in which the Company acquired 100% ownership. To better disclose the impact of the formation transactions, an unaudited pro forma balance sheet and statement of operations have also been provided.

COLUMBIA EQUITY TRUST, INC.
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Assets

Cash	$300	$—

Total assets	$300	$—

Liabilities and Shareholder’s Equity

Deferred offering costs	$—	$—

	—	—

Commitments and contingencies

Shareholder’s equity
Preferred stock, $0.001 par value, 100,000,000 and 0 shares authorized in 2005 and 2004, respectively, no shares issued or outstanding in either period	—	—
Common stock, $0.001 par value, 500,000,000 and 1,000 shares authorized, 1,000 and 1,000 issued and outstanding in 2005 and 2004, respectively	1	1
Additional paid-in capital	999	999
Less — Common stock subscribed	—	(1,000)
Accumulated deficit	(700)	—

Total shareholder’s equity	300	—

Total liabilities and shareholder’s equity	$300	$—

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
STATEMENTS OF OPERATIONS

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(Unaudited)	(Unaudited)

General and administrative expenses	$600	$700

Net loss	$600	$700

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
STATEMENT OF CASH FLOWS

Six
Months
Ended
June 30,
2005
(Unaudited)

Cash flows from operating activities
Net loss	$(700)

Net cash used in operating activities	(700)

Cash flows from financing activities
Payment for subscribed stock	1,000

Net cash provided by financing activities	1,000

Net increase in cash and cash equivalents	300

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$300

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Description of Business
Columbia Equity Trust, Inc. (the ‘‘Company’’) was incorporated on September 23, 2004 in the State of Maryland. The Company completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 12,000,000 shares of common stock at a price per share of $15.00, generating gross proceeds to the Company of $180,000,000. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $167,400,000. On July 14, 2005, an additional 1,800,000 shares of common stock were sold at $15.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $25,110,000 to the Company.
Concurrent with the closing of the IPO, the Company entered into various formation transactions. The Company had no significant operations prior to the consummation of the IPO and the formation transactions on July 5, 2005. The Company primarily operates through its operating partnership, Columbia Equity, LP (the ‘‘Operating Partnership’’), for which the Company is sole general partner. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
On July 5, 2005, concurrent with the consummation of the IPO, the Company and the Operating Partnership entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (‘‘Columbia Predecessor’’) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) filed on June 28, 2005 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the IPO.
Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC, (collectively ‘‘CCC’’), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group.
Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements’’ and Emerging Issues Task Force Issue No. 02-05, ‘‘Definition of ‘Common Control’ in relation to FASB Statement No. 141’’ provided for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as was the case with Columbia Predecessor. The IPO and the formation transactions were designed to (i) continue the operations of Columbia Predecessor, (ii) enable the Company to raise the necessary capital to acquire increased interests in certain of the properties, (iii) provide a vehicle for future acquisitions, and (iv) establish a capital reserve for general corporate purposes.
2. Summary of Significant Accounting Policies
a) Cash and Cash Equivalents
The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents.

b) Segment Disclosure
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company operates in only one business segment: the acquisition, ownership and investment management of commercial real estate. The Company’s primary geographic area is the Greater Washington, D.C. metropolitan area, as defined above.
c) Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The carrying amounts of cash and cash equivalents approximate their fair values because of their short-term maturities. The Company maintains its cash and cash equivalents on deposit with a high quality financial institution, insured by the Federal Deposit Insurance Corporation. Management does not anticipate losses from any failure of such institution.
d) Unaudited Interim Combined Financial Information
The financial statements as of June 30, 2005 and for the three and six month periods then ended and the related disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature. Results of the interim periods presented are not indicative of expected results for the full year.
e) Income Taxes
The Company intends to qualify as a real estate investment trust (‘‘REIT’’) under Sections 856 through 860 of the Internal Revenue code of 1986, as amended. As a REIT, the Company will be permitted to deduct distributions paid to its shareholders, eliminating the Federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any alternative minimum tax) on its taxable income at regular corporate tax rates.
f) Share-Based Compensation
The Company accounts for the award of equity instruments to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires an entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
g) New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, ‘‘Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.’’ The amendments made by SFAS No. 153, which are effective for nonmonetary exchange transactions occurring in fiscal periods ending after June 15, 2005, require that nonmonetary exchanges be measured at the fair value of assets exchanged. Transactions that do not have any commercial substance are excluded from the statement. SFAS No. 153 is not expected to have any material effect on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3, which requires that the effect of changes in accounting principle and reporting entity be retrospectively applied. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have any material effect on the Company’s financial statements.

On June 29, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-5 (“Issue 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Issue 04-5, which also applies to limited liability companies (“LLCs”) and limited liability partnerships (“LLP’s”), provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership, LLC, LLP or similar entity (collectively, “Limited Partnerships”). It is effective for all Limited Partnerships formed, or any pre-existing Limited Partnerships having partnership agreements modified, after June 29, 2005. All other Limited Partnerships must apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.
The Company is the managing member for the eight joint ventures in which it will hold interests after the completion of the formation transactions described in Note 5. The Company has reviewed all of its joint venture agreements and determined that consolidation of the ventures is not warranted because the limited partners or members have substantial kick-out or participating rights, as defined in Issue 04-5. In the future, to the extent the Company invests in Limited Partnerships for which it is named a general partner or managing member, it is presumed that the Limited Partnerships will be consolidated in the Company’s financial statements unless the limited partners or members have substantive kick-out or participating rights.
3. Offering Costs
Costs and commissions related to the IPO estimated to be $3,900,000 will be deducted from the gross proceeds of the IPO in the three month period ending September 30, 2005.
4. Stock Split
At formation, 1,000 shares of common stock were issued to a member of management for $1,000. On July 1, 2005 prior to the completion of the IPO, the Company effected a stock split in the form of a stock dividend, (the “Stock Split”) issuing 62,334 additional shares with a fair value of $949,010, based on the IPO price. The Stock Split will be accounted for as a compensatory grant of vested shares. The Company recorded compensation expense of $949,010 at the time of the IPO based on the fair value of the Company’s stock on the grant date, which will be reflected in general and administrative expense in the financial statements for the three month period ending September 30, 2005.
5. Subsequent Events
On July 5, 2005, the Company granted 20,000 LTIP Units to the non-employee members of the Company’s Board of Directors (‘‘Directors’’), 15,000 LTIP Units to consultants to the Company (‘‘Consultants’’) and 255,000 LTIP Units to employees of the Company (‘‘Employees’’), all of which will be accounted for in accordance with SFAS No.123(R),”Share-Based Payment’’. Once fully vested, with the Company’s permission, LTIP Units may be converted into operating partnership units of the Operating Partnership (“Units”) which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for an equivalent number, as defined, of shares of the Company’s common stock. The 35,000 LTIP Units to be granted to Directors and Consultants will immediately vest upon grant and an expense of $525,000 will be recognized at that time and will be reflected in general and administrative expense in the financial statements for the three month period ending September 30, 2005. The LTIP Units granted to Employees, which have a value of $3,825,000, will vest and be recognized as expense ratably over a five-year period, beginning on the date of grant. Under the classification criteria set forth in SFAS No. 123(R) and SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’’, the LTIP Units will be classified as minority interest in the balance sheet because the Company has the right to choose to redeem units in the Operating Partnership for shares of its common stock and it is the Company’s intention to do so.

On July 5, 2005, the Company completed its IPO. The Company sold 12,000,000 shares of common stock at a price per share of $15.00, generating gross proceeds to the Company of $180,000,000. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other IPO costs, were approximately $167,400,000. On July 14, 2005, an additional 1,800,000 shares of common stock were sold at $15.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $25,110,000 to the Company. These transactions will be reflected in the financial statements for the three month period ending September 30, 2005.
The aggregate proceeds of the IPO, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were used to:
•	purchase approximately $81,600,000 of ownership interests in 13 commercial office properties from Columbia Predecessor and certain third party investors;

•	repay approximately $40,700,000 in outstanding indebtedness, interest and prepayment penalties associated with certain of the 13 commercial office properties described above; and

•	the balance for general corporate and working capital purposes, including future investments in office properties.
On July 8, 2005, the Company completed its acquisition of Loudoun Gateway IV, a four-story, approximately 103,000 square foot office building located in Dulles, Virginia. The property was purchased for approximately $21,800,000, including transaction costs. The purchase price was funded 100% with proceeds from the Company’s initial public offering.
On July 15, 2005, the Company completed its acquisition of a 40% interest in a limited liability company that acquired through a cash merger transaction the corporation that owns the Barlow Building, an 18-story, approximately 270,000 square foot office building located in Chevy Chase, Maryland near the Washington, D.C. border. The Company acquired its 40% interest in the limited liability company that owns the Barlow Building for approximately $13,700,000, including transaction costs, using proceeds from the Company’s IPO. Concurrent with the merger, the Barlow Building was encumbered with a $61.8 million mortgage maturing in July 2012 and requiring monthly payments of interest-only computed at an annual interest rate of 5.04%.
On July 25, 2005, the Company completed its initial due diligence review and committed to a deposit of $500,000 for a two-story, approximately 85,000 square foot office building (“Lee Road”) located in Chantilly, Virginia. The deposit will be credited toward the $24,150,000 purchase price for Lee Road at the time of closing. The acquisition will be funded 100% with a portion of the remaining proceeds from the Company’s IPO. The purchase of Lee Road is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 4, 2005 the Company entered into a material definitive agreement with Patrick Henry Associates, L.P. to acquire a four-story, approximately 99,000 square foot office building located in Newport News, Virginia (“PHCC”) for $14,600,000. The transaction will be funded with proceeds raised from the Company’s IPO and the assumption of an $8,500,000 mortgage loan which bears interest at 5.02% and matures in April 2009. The purchase of PHCC is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 9, 2005 the Company entered into a material definitive agreement with Park Plaza Partners, L.L.C. to acquire a six-story, approximately 124,000 square foot office building located in Rockville, Maryland (“Park Plaza”) for $35,000,000. The transaction will be funded 100% with a portion of the proceeds raised from the Company’s IPO. The purchase of Park Plaza is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
COMBINED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

Assets

Cash and cash equivalents	$2,723,573	$1,188,146
Prepaid expenses	542,818	102,798
Accounts and other receivables	220,797	185,864
Due from related parties	140,000	140,000
Furniture, fixtures and equipment, net of accumulated depreciation of $51,062 in 2005 and $56,887 in 2004	30,644	34,232
Investments in real estate entities	4,273,035	4,189,766
Deferred offering costs	3,866,140	1,172,964

Total assets	$11,797,007	$7,013,770

Liabilities and Accumulated Equity

Liabilities
Accounts payable and accrued expenses	$3,845,315	$1,124,258
Profit sharing plan contribution payable	100,000	100,000
Accrued interest payable to shareholders	81,732	77,232
Notes payable to shareholders	90,000	90,000

Total liabilities	4,117,047	1,391,490

Commitments and contingencies

Accumulated equity	7,679,960	5,622,280

Total liabilities and accumulated equity	$11,797,007	$7,013,770

See accompanying notes to combined financial statements.

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues

Fee income, primarily from related parties	$815,997	$490,448	$1,438,356	$608,942

Expenses

General and administrative, including amounts paid to related parties of $74,337, $61,471, $134,391 and $123,753 for the periods, respectively	1,165,924	403,175	1,544,898	761,975
Depreciation	4,357	2,773	7,360	5,322

	1,170,281	405,948	1,552,258	767,297

Income (loss) from operations	(354,284)	84,500	(113,902)	(158,355)

Other Income (Expense)
Interest income	14,546	2,592	19,878	5,503
Interest expense to shareholders	(2,250)	(2,250)	(4,500)	(4,500)
Equity in net income of real estate entities	2,202,058	36,071	2,304,975	168,005

Income before income taxes	1,860,070	120,913	2,206,451	10,653

Provision for income taxes	197,823	—	231,884	3,061

Net income	$1,662,247	$120,913	$1,974,567	$7,592

See accompanying notes to combined financial statements.

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,974,567	$7,592
Adjustments to reconcile net income to net cash used in operating activities
Equity in net income of real estate entities	(2,304,975)	(168,005)
Distributions received from real estate entities	19,055	—
Depreciation and amortization	7,360	5,322
Increase in assets
Prepaid expenses	(440,020)	(470,811)
Accounts and other receivables	(34,933)	(2,304)
Due from related parties	—	—
Deferred offering costs	(2,693,176)
Increase in liabilities
Accounts payable and accrued expenses	2,721,057	159,293
Profit sharing plan contribution payable	—	50,000
Accrued interest payable to shareholders	4,500	4,500

Net cash used in operating activities	(746,565)	(414,413)

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(3,772)	(8,369)
Distributions from real estate entities	2,707,753	240,973
Contributions made to real estate entities	(508,000)	(375,000)

Net cash provided by (used in) investing activities	2,195,981	(142,396)

Cash flows from financing activities
Contributions	250,000	250,000
Distributions	(163,989)	(565,427)

Net cash provided by (used in) financing activities	86,011	(315,427)

Net increase (decrease) in cash and cash equivalents	1,535,427	(872,236)

Cash and cash equivalents, beginning of period	1,188,146	1,751,244

Cash and cash equivalents, end of period	$2,723,573	$879,008

Supplemental disclosures
Cash paid for income taxes	$—	$—

See accompanying notes to combined financial statements.

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS
1. Organization and Description of Business
Columbia Equity Trust, Inc. Predecessor (‘‘Columbia Predecessor’’), which is not a legal entity but rather a combination of entities under common ownership and management, as described below, is engaged in the business of owning, managing, and acquiring investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
During all periods presented in the accompanying combined financial statements, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly own these properties. The ultimate owners of Columbia Predecessor are Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (‘‘CCREI’’), (collectively ‘‘CCC’’), The Oliver Carr Company and Carr Holdings, LLC, which are all controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, ‘‘Consolidated Financial Statements’’ and Emerging Issues Task Force Issue No. 02-05, ‘‘Definition of ‘Common Control’ in relation to FASB Statement No. 141’’ provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
On July 5, 2005, concurrent with the consummation of the initial public offering (the “IPO”) of common stock in Columbia Equity Trust, Inc. (the “Company”), the Company, through Columbia Equity, LP (the “Operating Partnership”), a limited partnership for which the Company serves as sole general partner, acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Predecessor from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The IPO and the formation transactions were designed to (i) continue the operations of Columbia Predecessor, (ii) enable the Company to raise the necessary capital to acquire increased interests in certain of the properties, (iii) provide a vehicle for future acquisitions, and (iv) establish a capital reserve for general corporate purposes. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) filed on June 28, 2005 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the IPO.
The accompanying combined financial statements do not include certain investments in real estate entities owned by CCC, The Oliver Carr Company, Carr Holdings, LLC or affiliates that were not acquired by the Operating Partnership. CCC provides asset management services to the real estate entities invested in by Columbia Predecessor and to certain unrelated parties.
As of June 30, 2005, Columbia Predecessor had real estate investments in Carr Capital FOCC, L.P. (‘‘Fair Oaks’’), Carr Capital Greenbriar, LLC (‘‘Greenbriar’’), Holualoa/Carr Capital Sherwood Plaza, LLC (‘‘Sherwood Plaza’’), Carr Capital 1575 Eye Street Associates, LLC (‘‘1575 Eye Street’’), 15036 Conference Center Drive, LLC (‘‘Independence Center’’), King I, LLC (‘‘King Street’’), Atrium, LLC (‘‘Atrium’’), Madison Place, LLC (Madison Place’’), Meadows IV, LLC (‘‘Meadows IV’’), 14200 Park Meadow Drive, LLC (‘‘Victory Point’’) and 5611 Columbia Pike LLC (“Suffolk Building”). The following table summarizes the location and size of each property and the date the investment in the real estate entity was acquired:

		Square	Date
Entity	Location	Feet	Acquired

King Street	Alexandria, Virginia	149,080	December 16, 1999
Sherwood Plaza	Fairfax, Virginia	92,960	November 14, 2000
Greenbriar	Fairfax, Virginia	111,721	June 28, 2001
Fair Oaks	Fairfax, Virginia	126,949	November 6, 2001
1575 Eye Street	Washington, D.C.	210,372	February 28, 2002
Independence Center	Chantilly, Virginia	275,002	September 9, 2002
Madison Place	Alexandria, Virginia	107,960	July 17, 2003
Atrium	Alexandria, Virginia	138,507	May 25, 2004
Meadows IV	Chantilly, Virginia	148,160	October 29, 2004
Victory Point	Chantilly, Virginia	147,743	March 8, 2005
Suffolk Building	Falls Church, Virginia	257,425	May 4, 2005
Each of the real estate entities above owns one or more commercial office buildings.
2. Summary of Significant Accounting Policies
a) Principles of Combination
The interests in certain real estate entities held by partners and members of the affiliated partnerships and limited liability companies of Columbia Predecessor and the asset management operations of CCC are combined in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated in combination.
b) Cash and Cash Equivalents
For purposes of the Combined Statements of Cash Flows, Columbia Predecessor considers short-term investments with original maturities of three months or less when purchased to be cash equivalents.
c) Real Estate Entities
Columbia Predecessor uses the equity method to account for its investments in uncombined real estate entities because it has significant influence, but not control, over the investees’ operating and financial decisions. For purposes of applying the equity method, significant influence is deemed to exist if Columbia Predecessor actively manages the property, prepares the property operating budgets and participates with the other investors in the property in making major decisions affecting the property, including market positioning, leasing, renovating and selling or continuing to retain the property. None of the entities are considered variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46R, ‘‘Consolidation of Variable Interest Entities.’’
Under the equity method of accounting, investments in partnerships and limited liability companies are recorded at cost and the investment accounts are increased for Columbia Predecessor’s contributions and its share of the entities’ net income and decreased for Columbia Predecessor’s share of the entities’ net losses and distributions. For entities in which Columbia Predecessor is not a general partner and therefore has no risk other than its investment, once the investment account reaches zero, losses are no longer recognized, distributions received are recognized as income, and earnings from the entities are not recognized until such earnings exceed all unrecognized net losses, plus the cash distributions received and previously recognized as income.

Management fees are based on a percentage of revenues earned by a property under management and are recorded on a monthly basis as earned. Transaction fees are based on a percentage of the transaction value and are recorded at the closing date of the transaction.
e) New Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Compensation’’, replacing SFAS No. 123, ‘‘Accounting for Stock Issued to Employees’’, SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The adoption of SFAS No. 123(R), effective July 1, 2005, is not expected to have any material effect on Columbia Predecessor’s financial statements.
In December 2004, the FASB issued SFAS No. 153, ‘‘Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.’’ The amendments made by SFAS No. 153, which are effective for nonmonetary exchange transactions occurring in fiscal periods ending after June 15, 2005, require that nonmonetary exchanges be measured at the fair value of assets exchanged. Transactions that do not have any commercial substance are excluded from the statement. SFAS No. 153 is not expected to have any material effect on Columbia Predecessor’s financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3, which requires that the effect of changes in accounting principle and reporting entity be retrospectively applied. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have any material effect on Columbia Predecessor’s financial statements.
On June 29, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-5 (“Issue 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Issue 04-5, which also applies to limited liability companies (“LLC’s”) and limited liability partnerships (“LLP’s”), provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership, LLC, LLP or similar entity (collectively, “Limited Partnerships”). It is effective for all Limited Partnerships formed, or any pre-existing Limited Partnerships having partnership agreements modified, after June 29, 2005. All other Limited Partnerships must apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Columbia Predecessor has reviewed all of its joint venture agreements and determined that consolidation of the ventures is not warranted because the limited partners or members have substantial kick-out or participating rights, as defined in Issue 04-5.
f) Profit-sharing Plan
CCC maintains a profit-sharing plan that covers substantially all employees over the age of 21. Annual contributions may vary from 0% to 15% of eligible compensation. No contributions were made during the six month periods ended June 30, 2005 and 2004.
g) Income Taxes
Columbia Predecessor is comprised of partnerships, limited liability companies and a Subchapter S corporation for federal income tax purposes. Under applicable Federal and state income tax rules, the allocated share of net income or loss from partnerships, limited liability companies and Subchapter S corporations is reportable in the income tax returns of the applicable partners, members and shareholders. Accordingly, no Federal or state income tax provision is included in the accompanying combined financial statements. CCC is subject to local city income taxes and a provision for such taxes is included in the accompanying combined financial statements.

h) Management’s Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management has identified certain critical accounting policies that affect management’s more significant judgments and estimates used in the preparation of Columbia Predecessor’s combined financial statements. On an ongoing basis, management evaluates estimates related to critical accounting policies, including those related to revenue recognition and investments in uncombined real estate entities and asset impairment. The estimates are based on information that is currently available to management and on various other assumptions that management believes are reasonable under the circumstances.
Management is required to make subjective assessments as to whether declines in the fair values of Columbia Predecessor’s investments in real estate entities below their carrying amounts represent other-than-temporary impairments. When making these assessments, management considers its intent and ability to hold the investment until forecasted recovery in values, the severity of the impairment and its duration. These assessments have a direct impact on Columbia Predecessor’s net income because recording an impairment loss results in an immediate negative adjustment to income.
i) Segment Disclosure
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Columbia Predecessor operates in one business segment: the acquisition, ownership and investment management of commercial real estate. Additionally, Columbia Predecessor operates in one geographic area: the Greater Washington, D.C. area.
j) Concentration of Credit Risk
The operating properties held by Columbia Predecessor’s uncombined real estate entities are all located in the Greater Washington D.C. area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.
Financial instruments that subject Columbia Predecessor to credit risk consist primarily of cash and accounts receivable. Columbia Predecessor maintains its cash and cash equivalents on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Although balances in an individual institution may exceed this amount, management does not anticipate losses from failure of such institutions.
k) Unaudited Interim Combined Financial Information
The combined financial statements as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and 2004 and the related disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the respective interim periods. All such adjustments are of a normal recurring nature. Results of interim periods are not necessarily indicative of expected results for the full year.

3. Investments in Real Estate Entities
The King Street, Sherwood Plaza, Greenbriar, Fair Oaks, 1575 Eye Street, Independence Center and Madison Place real estate investments are reflected in the accompanying combined financial statements for all periods presented. The remaining investments in real estate entities are reflected effective as of the dates of acquisition listed in Note 1.
Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership or limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the agreements. Columbia Predecessor’s stated ownership percentages, prior to any preferred or special allocations, for six month periods ended June 30, 2005 and 2004 are as follows.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
Entity	2005	2004
King Street	14%	14%
Sherwood Plaza	1%	1%
Greenbriar	9%	9%
Fair Oaks	29%	30%
1575 Eye Street	22%	22%
Independence Center	5%	5%
Madison Place	3%	3%
Atrium	3%	3%
Meadows IV	13%	N/A
Victory Point	1%	N/A
Suffolk	2%	N/A

(a)	Columbia Predecessor owns 22.07% of 1575 Eye Street which in turn owns 41.59% of 1575 Associates for a net ownership of 9.18%. However, Columbia Predecessor currently has the right under the 1575 Associates partnership agreement to receive 9.82% of distributions and net income and loss.
Financial information for Columbia Predecessor’s significant uncombined real estate entities, as of June 30, 2005, and December 31, 2004 and for the three month and six month periods ended June 30, 2005 and 2004 is as follows.

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED BALANCE SHEETS
As of June 30, 2005

	King	Sherwood		Fair	1575	Independence	Madison			Victory	Suffolk
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Meadows IV	Point	Building	Total
					(Note a)
Assets
Investments in real estate	$22,824,112	$11,643,111	$14,736,393	$18,563,548	$8,628,322	$43,076,227	$17,722,794	$31,340,529	$22,128,557	$20,502,509	$63,337,409	$274,503,511
Receivables and deferred rents	335,604	209,858	179,154	311,575	1,871,867	3,749,636	456,406	467,009	375,192	—	544,248	8,500,549
Other assets	3,286,884	779,885	1,212,830	1,691,567	6,621,659	3,945,741	4,840,180	4,644,189	6,401,131	2,525,259	9,703,141	45,652,466

Total assets	$26,446,600	$12,632,854	$16,128,377	$20,566,690	$17,121,848	$50,771,604	$23,019,380	$36,451,727	$28,904,880	$23,027,768	$73,584,798	$328,656,526

Liabilities and Equity
Mortgage loans	$21,881,562	$8,971,405	$10,579,970	$16,640,000	$42,454,939	$31,363,398	$15,500,000	$24,155,505	$23,275,000	$14,800,000	$42,000,000	$251,621,779
Other liabilities	947,427	232,776	255,916	800,941	1,127,349	2,313,465	563,953	774,028	1,321,778	366,805	4,460,562	13,165,000

	22,828,989	9,204,181	10,835,886	17,440,941	43,582,288	33,676,863	16,063,953	24,929,533	24,596,778	15,166,805	46,460,562	264,786,779

Other Owners’ share of Partners’/Members’ capital	5,051,136	3,395,484	4,812,616	3,037,605	(21,190,421)	16,240,004	6,721,401	11,176,528	3,755,776	7,769,025	26,717,372	67,486,526

Columbia Predecessor’s share of Partners’/Members’ capital	(1,433,525)	33,189	479,875	88,144	(5,270,019)	854,737	234,026	345,666	552,326	91,938	406,864	(3,616,779)

Total liabilities and equity	$26,446,600	$12,632,854	$16,128,377	$20,566,690	$17,121,848	$50,771,604	$23,019,380	$36,451,727	$28,904,880	$23,027,768	$73,584,798	$328,656,526

Net investment balance	$—	$33,189	$479,875	$88,144	$1,176,885	$854,737	$234,026	$345,666	$552,326	$91,938	$406,864	$4,263,650

Other entities (Note b)												9,385

Investments in real estate entities												$4,273,035

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED BALANCE SHEETS
As of December 31, 2004

	King	Sherwood		Fair	1575	Independence	Madison
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Meadows IV	Total
					(Note a)

Assets
Investments in real estate	$23,045,418	$11,521,085	$14,734,785	$18,656,052	$9,112,248	$43,399,196	$17,481,749	$31,660,078	$22,429,644	$192,040,255
Receivables and deferred rents	468,816	175,176	319,405	461,440	2,538,482	3,750,980	348,441	445,240	81,501	8,589,481
Other assets	3,886,187	956,317	1,403,400	1,602,357	6,239,578	4,363,120	5,710,434	5,143,877	8,831,522	38,136,792

Total assets	$27,400,421	$12,652,578	$16,457,590	$20,719,849	$17,890,308	$51,513,296	$23,540,624	$37,249,195	$31,342,667	$238,766,528

Liabilities and Equity
Mortgage loans	$22,000,000	$9,071,517	$10,698,033	$16,640,000	$42,454,939	$31,689,834	$15,500,000	$24,375,698	$23,375,000	$195,805,021
Other liabilities	1,348,386	280,501	322,043	894,258	1,066,943	2,669,043	665,340	869,487	2,943,587	11,059,588

	23,348,386	9,352,018	11,020,076	17,534,258	43,521,882	34,358,877	16,165,340	25,245,185	26,318,587	206,864,609

Other Owners’ share of Partners’/Members’ capital	5,467,106	3,268,611	4,936,876	3,080,128	(20,740,473)	16,296,698	7,135,995	11,643,890	4,380,602	35,469,433

Columbia Predecessor’s share of Partners’/Members’ capital	(1,415,071)	31,949	500,638	105,463	(4,891,101)	857,721	239,289	360,120	643,478	(3,567,514)

Total liabilities and equity	$27,400,421	$12,652,578	$16,457,590	$20,719,849	$17,890,308	$51,513,296	$23,540,624	$37,249,195	$31,342,667	$238,766,528

Net investment balance	$—	$31,949	$500,638	$105,463	$1,307,690	$857,721	$239,289	$360,120	$643,478	$4,046,348

Other entities (Note b)										143,418

Investments in real estate entities										$4,189,766

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005

	King	Sherwood		Fair	1575	Independence	Madison			Victory	Suffolk
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Meadows IV	Point	Building	Total
					(Note a)

Revenues	$1,032,748	$556,086	$449,255	$673,526	$2,117,522	$1,547,168	$640,084	$1,203,521	$906,321	$6,609	$1,152,453	$10,285,293

Expenses
Operating and other	455,196	197,579	218,812	324,167	861,686	590,171	275,939	436,233	330,882	191,158	252,607	4,134,430
Depreciation	385,411	149,297	121,611	142,251	340,246	525,665	240,478	382,687	450,612	108,545	613,924	3,460,727
Interest	295,217	121,019	148,368	271,457	768,184	565,691	185,953	480,411	329,610	261,061	361,686	3,788,657

Total expenses	1,135,824	467,895	488,791	737,875	1,970,116	1,681,527	702,370	1,299,331	1,111,104	560,764	1,228,217	11,383,814

Net income (loss)	$(103,076)	$88,191	$(39,536)	$(64,349)	$147,406	$(134,359)	$(62,286)	$(95,810)	$(204,783)	$(554,155)	$(75,764)	$(1,098,521)

Equity in net income (loss) of real estate entities	$—	$854	$(11,051)	$(18,623)	$(41,140)	$(6,718)	$(1,869)	$(2,874)	$(26,228)	$(6,484)	$(1,136)	$(115,269)

Other entities (Note b)												2,317,327

												$2,202,058

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2004

	King	Sherwood		Fair	1575	Independence	Madison
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Total
					(Note a)

Revenues	$1,314,899	$550,230	$626,956	$650,678	$2,196,627	$1,183,453	$571,816	$443,816	$7,538,475

Expenses
Operating and other	333,114	169,079	174,232	282,734	654,171	405,558	226,358	84,129	2,329,375
Depreciation	304,636	94,560	96,975	116,179	414,816	412,801	194,410	170,343	1,804,720
Interest	295,217	83,944	102,674	107,420	764,887	359,394	185,919	228,613	2,128,068

Total expenses	932,967	347,583	373,881	506,333	1,833,874	1,177,753	606,687	483,085	6,262,163

Net income (loss)	$381,932	$202,647	$253,075	$144,345	$362,753	$5,700	$(34,871)	$(39,269)	$1,276,312

Equity in net income (loss) of real estate entities	$20,057	$1,962	$23,300	$13,872	$(21,180)	$285	$(1,046)	$(1,179)	$36,071

Other entities (Note b)									—

									$36,071

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005

	King	Sherwood		Fair	1575	Independence	Madison			Victory	Suffolk
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Meadows IV	Point	Building	Total
					(Note a)

Revenues	$2,192,390	$999,932	$837,843	$1,367,450	$4,294,459	$2,941,844	$1,204,579	$2,449,196	$1,842,293	$6,609	$1,152,453	$19,289,048

Expenses
Operating and other	823,237	370,041	434,636	620,509	1,724,301	1,076,438	552,581	789,066	688,228	224,199	252,607	7,555,843
Depreciation	763,142	269,397	241,536	284,249	691,863	938,665	455,499	810,142	901,156	143,597	613,924	6,113,170
Interest	590,433	232,381	281,695	521,967	1,532,161	986,419	371,906	980,803	653,886	327,849	361,686	6,841,186

Total expenses	2,176,812	871,819	957,867	1,426,725	3,948,325	3,001,522	1,379,986	2,580,011	2,243,270	695,645	1,228,217	20,510,199

Net income (loss)	$15,578	$128,113	$(120,024)	$(59,275)	$346,134	$(59,678)	$(175,407)	$(130,815)	$(400,977)	$(689,036)	$(75,764)	$(1,221,151)

Equity in net income (loss) of real estate entities	$20,591	$1,240	$(18,461)	$(17,155)	$(22,085)	$(2,984)	$(5,263)	$(3,924)	$(51,356)	$(8,062)	$(1,136)	$(108,595)

Other entities (Note b)												2,413,570

												$2,304,975

COLUMBIA EQUITY TRUST, INC. PREDECESSOR
INVESTMENTS IN REAL ESTATE ENTITIES
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2004

	King	Sherwood		Fair	1575	Independence	Madison
	Street	Plaza	Greenbriar	Oaks	Associates	Center	Place	Atrium	Total
					(Note a)

Revenues	$2,471,926	$964,070	$1,085,751	$1,357,554	$4,470,877	$2,191,057	$1,066,125	$443,816	$14,051,176

Expenses
Operating and other	698,029	344,610	406,217	578,713	1,432,835	843,273	461,196	84,129	4,849,002
Depreciation	715,377	200,290	190,086	241,120	839,275	825,602	383,462	170,343	3,565,555
Interest	590,433	168,425	205,780	213,905	1,548,847	578,520	371,838	228,613	3,906,361

Total expenses	2,003,839	713,325	802,083	1,033,738	3,820,957	2,247,395	1,216,496	483,085	12,320,918

Net income (loss)	$468,087	$250,745	$283,668	$323,816	$649,920	$(56,338)	$(150,371)	$(39,269)	$1,730,258

Equity in net income (loss) of real estate entities	$155,272	$2,427	$26,117	$13,872	$(21,176)	$(2,817)	$(4,511)	$(1,179)	$168,005

Other entities (Note b)									—

									$168,005

          Note (a) — Associates LP owns an operating property. The entity that is combined in the accompanying Columbia Predecessor financial statements is 1575 Eye Street, which owns an equity interest in Associates LP. Associates LP is shown in the condensed financial statements, instead of 1575 Eye Street, because its results are the primary determinate of the results of 1575 Eye Street. The equity in net loss of $41,140, $21,180, $22,085 and $21,176, for the three month and six month periods ended June 30, 2005 and 2004, respectively, includes the amounts for 1575 Eye Street.
          Note (b) — CCC held partnership interests in several entities that are not being sold or transferred to the Company as part of the Formation Transactions. The accompanying condensed balance sheets as of June 30, 2005 and December 31, 2004 include $9,385 and $143,418, respectively, in investments in real estate entities for these entities and the accompanying condensed statements of operations include $2,317,327, $0, $2,413,570 and $0 for the three month and six month periods ended June 30, 2005 and 2004, respectively, in equity in net income of investments in real estate entities for these entities.
Summary of Significant Accounting Policies
The accounting policies of the real estate entities are consistent with those used by Columbia Predecessor. Given the nature of the entities’ activities, however, they utilize certain additional policies which are not applicable to Columbia Predecessor which are as follows.
     (a) Investment in Real Estate
Investments in real estate include land, buildings and tenant improvements. Land is recorded at acquisition cost. Building is recorded at cost and depreciated on straight-line basis over the estimated useful lives of its components, which range from 7.5 to 40 years. Tenant improvements are costs incurred to prepare tenant spaces for occupancy and are depreciated on a straight-line basis over the terms of the respective leases. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the uncombined real estate entities record impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management does not believe that impairment indicators are present, and accordingly, no such losses have been included in the accompanying financial statements.
For properties acquired subsequent to January 1, 2002, the real estate entities also consider the existence of identifiable intangibles relating to above and below market leases, in-place lease value and tenant relationships. The purchase price of the acquired property is allocated based on the relative fair values of the land, building (determined on an as-if vacant basis) and these identifiable intangibles.
     (b) Revenue Recognition
Income from rental operations is recognized on a straight-line basis over the term of the lease regardless of when payments are due. The lease agreements contain provisions that provide for additional rentals based on reimbursement of the tenants’ share of real estate taxes and certain common area maintenance costs. These revenues are recorded as the associated expense is incurred.
Mortgage Loans
The debt of the real estate entities is non-recourse to and is not guaranteed by Columbia Predecessor. Mortgage loans outstanding for the real estate entities consist of the following.

	Interest		June 30,	December 31,
Property	Rate	Maturity Date	2005	2004

King Street	5.06%	March 1, 2008	$21,881,562	$22,000,000
Sherwood Plaza (c)	LIBOR + 2.50%	July 1, 2008	8,971,405	9,071,517
Greenbriar (c)	LIBOR + 2.50%	July 1, 2008	10,579,970	10,698,033
Fair Oaks (c)	LIBOR + 2.10%	December 1, 2006	10,200,000	10,200,000
Fair Oaks (c)	LIBOR + 4.50%	August 24, 2005	6,440,000	6,440,000
1575 Associates (a)	6.82%	March 1, 2009	42,454,939	42,454,939
Independence Center (b)	5.04%	September 10, 2009	31,363,398	31,689,834
Madison Place	4.49%	August 1, 2008	15,500,000	15,500,000
Atrium	8.43%	September 1, 2012	18,259,001	18,426,645
Atrium	6.21%	September 1, 2012	5,896,504	5,949,053
Meadows IV	4.95%	November 1, 2011	19,000,000	19,000,000
Meadows IV (c)	LIBOR + 4.50%	May 1, 2006	4,275,000	4,375,000
Victory Point	LIBOR + 2.95%	March 31, 2008	14,800,000	N/A
Suffolk Building	5.10%	May 11, 2015	42,000,000	N/A

(a)	On April 14, 2005, the mortgage loan on 1575 Associates was converted, effective as of January 1, 2005, from an amortizing loan with payments based on a 25 year amortization to an interest-only loan with the entire principal balance due at maturity on March 1, 2009.

(b)	On August 20, 2004, Independence Center entered into a new mortgage agreement, borrowing $31,850,000 at a rate of 5.04% over 5 years, with payments due in monthly installments of $186,935, based on a 25 year amortization schedule. The remaining balance is due on September 10, 2009. The proceeds of the new borrowing were used to repay the existing mortgage and finance tenant improvements.

(c)	On July 5, 2005 these mortgage notes were repaid as part of the formation transactions.
4. Notes Payable — Shareholders
CCC issued notes to certain of its shareholders on June 15, 1994, totaling $92,000, bearing interest at 10% per annum. The notes are unsecured demand notes. Accrued unpaid interest as of June 30, 2005 and December 31, 2004 of $81,732 and $77,232, respectively, is included in accrued interest payable to shareholders in the accompanying combined financial statements.
5. Income Taxes
As the combining entities are partnerships, limited liability companies, and a subchapter S corporation, they are not subject to federal and state income taxes. The District of Columbia has an income tax on such entities (10% of defined net income). CCC is a subchapter S corporation and is located in Washington, D.C. Consequently, CCC is subject to this tax. Columbia Predecessor accounts for income taxes under the provisions of SFAS No. 109, ‘‘Accounting for Income Taxes’’. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. CCC does not have any significant differences between the financial reporting and tax bases of its assets and liabilities and therefore does not have any deferred tax assets or liabilities.

6. Fair Value of Financial Instruments
As of June 30, 2005 and December 31, 2004, the carrying amounts of notes payable to shareholders were $90,000 and approximate fair value because of the terms of the notes.
The carrying amounts for cash and cash equivalents, receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.
7. Related Party Transactions
Columbia Predecessor conducts business with the real estate entities it invests in and with other entities in which certain members of Columbia Predecessor exercise control. The amount of fees attributable to the percentage of the uncombined real estate entities owned by Columbia Predecessor has been eliminated from the accompanying combined financial statements and in the following disclosures. The following is a description of transactions with these entities.
CCC receives asset management fees from affiliated real estate entities, including the uncombined real estate entities included in the accompanying combined financial statements. Asset management fees range from 1 to 2 percent of gross rents collected. Asset management fees totaled $348,463, $137,698, $701,194 and $256,192 for the three and six month periods ended June 30, 2005 and 2004, respectively.
CCC receives transaction fees in connection with the purchase, sale or debt placement for a property that it manages. Transaction fees, including amounts earned from the uncombined real estate entities and from affiliates, totaled $467,534, $352,750, $737,162 and $352,750 for the three and six month periods ended June 30, 2005 and 2004, respectively.
CCC rents office space from an affiliate and also pays a monthly fee for office support services. Rent paid to the affiliate totaled $51,837, $35,046, $89,391 and $70,903 for three and six month periods ended June 30, 2005 and 2004, respectively. Fees paid to the affiliate for office support services totaled $22,500, $26,425, $45,000 and $52,850 for the three and six month periods ended June 30, 2005 and 2004, respectively.
8. Subsequent Events
On July 5, 2005, concurrent with the consummation of the IPO, the Company, through the Operating Partnership, acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Predecessor from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) filed on June 28, 2005 (the“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the IPO.
On July 8, 2005, the Company completed its acquisition of Loudoun Gateway IV, a four-story, approximately 103,000 square foot office building located in Dulles, Virginia. The property was purchased for approximately $21,800,000, including transaction costs. The purchase price was funded 100% with proceeds from the Company’s initial public offering.
On July 15, 2005, the Company completed its acquisition of a 40% interest in a limited liability company that acquired through a cash merger transaction the corporation that owns the Barlow Building, an 18-story, approximately 270,000 square foot office building located in Chevy Chase, Maryland near the Washington, D.C. border. The Company acquired its 40% interest in the limited liability company that owns the Barlow Building for approximately $13,700,000, including transaction costs, using proceeds from the Company’s IPO. Concurrent with the merger, the Barlow Building was encumbered with a $61.8 million mortgage maturing in July 2012 and requiring monthly payments of interest-only computed at an annual interest rate of 5.04%.

On July 25, 2005, the Company completed its initial due diligence review and committed to a deposit of $500,000 for a two-story, approximately 85,000 square foot office building (“Lee Road”) located in Chantilly, Virginia. The deposit will be credited toward the $24,150,000 purchase price for Lee Road at the time of closing. The acquisition will be funded 100% with a portion of the remaining proceeds from the Company’s IPO. The purchase of Lee Road is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 4, 2005 the Company entered into a material definitive agreement with Patrick Henry Associates, L.P. to acquire a four-story, approximately 99,000 square foot office building located in Newport News, Virginia (“PHCC”) for $14,600,000. The transaction will be funded with proceeds raised from the Company’s IPO and the assumption of an $8,500,000 mortgage loan which bears interest at 5.02% and matures in April 2009. The purchase of PHCC is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 9, 2005 the Company entered into a material definitive agreement with Park Plaza Partners, L.L.C. to acquire a six-story, approximately 124,000 square foot office building located in Rockville, Maryland (“Park Plaza”) for $35,000,000. The transaction will be funded 100% with a portion of the proceeds raised from the Company’s IPO. The purchase of Park Plaza is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Columbia Equity Trust, Inc. (the “Company”) and Columbia Equity Trust Predecessor (“Columbia Predecessor”) should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q and the financial statements and notes thereto contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) filed on June 28, 2005 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”).
Columbia Predecessor is not a legal entity but rather a combination of real estate entities and asset management operations under common ownership and management as described further below. References to ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Columbia Equity Trust, Inc. or Columbia Predecessor, as applicable.
Forward Looking Statements
This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, the words “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “anticipate” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us at the time that we make such statements. Should one or more of these risks, uncertainties or events materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. Accordingly, investors should not place undue reliance on these forward looking statements.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	general risks affecting the commercial office property industry (including, without limitation, the inability to enter into or renew leases, dependence on tenant’s financial condition and competition from other developers, owners, operators and managers of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively (i) our growth, including the successful integration of recent and future acquisitions and (ii) our transition from a privately held to a publicly held company;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	risks associated with actual and threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with the potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible federal, state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in our Prospectus dated June 28, 2005, including those described under the caption “Risk Factors.”
The risks set forth above, as well as those risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, are not exhaustive. New risk factors may emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview and Recent Developments
Columbia Equity Trust, Inc. is a self-advised and self-managed real estate company recently formed to succeed to the commercial office property business of Carr Capital Corporation (“Carr Capital”). We primarily focus on the acquisition, development, renovation, repositioning, ownership, management and operation of commercial office properties located predominantly in the Greater Washington, D.C. area. We closed our initial public offering (“IPO”) and the over-allotment option granted to the underwriters on July 5, 2005 and July 14, 2005, respectively, selling in the aggregate 13.8 million shares of our common stock at a price to the public of $15.00 per share and raising net proceeds of approximately $188.6 million after deducting the underwriters’ discount and other offering expenses. On July 15, 2005, we completed our formation transactions in connection with our IPO by completing our acquisition of the Barlow Building (the “Formation Transactions”). At July 15, 2005, we owned 100% five commercial office properties and held partial ownership interests, ranging from 9% to 50%, in eight commercial office properties containing in the aggregate approximately 2.1 million net rentable square feet, all of which are located in the Greater Washington, D.C. area (the “Initial Properties”).
On July 25, 2005, the Company completed its initial due diligence review and committed to a deposit of $500,000 for a two-story, approximately 85,000 square foot office building (“Lee Road”) located in Chantilly, Virginia. The deposit will be credited toward the $24.2 million purchase price for Lee Road at the time of closing. The acquisition will be funded 100% with a portion of the remaining proceeds from the Company’s IPO. The purchase of Lee Road is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 4, 2005 the Company entered into a material definitive agreement with Patrick Henry Associates, L.P. to acquire a four-story, approximately 99,000 square foot office building located in Newport News, Virginia (“PHCC”) for $14.6 million. The transaction will be funded with proceeds raised from the Company’s IPO and the assumption of an $8.5 million mortgage loan which bears interest at 5.02% and matures in April 2009. The purchase of PHCC is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
On August 9, 2005 the Company entered into a material definitive agreement with Park Plaza Partners, L.L.C. to acquire a six-story, approximately 124,000 square foot office building located in Rockville, Maryland (“Park Plaza”) for $35.0 million. The transaction will be funded 100% with a portion of the proceeds raised from the Company’s IPO. The purchase of Park Plaza is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.

Following the completion of our acquisitions of Lee Road, PHCC and Park Plaza we will have utilized approximately $187.6 million of the net proceeds raised through our IPO.
We own or hold our interests in the Initial Properties and conduct our business through our operating partnership, Columbia Equity, LP (the “Operating Partnership”), and its subsidiaries. We are the sole general partner of and owned a 92.6% interest in the Operating Partnership at July 15, 2005.
Explanatory Note
Prior to the completion of our IPO and other formation transactions on July 5, 2005, Columbia Equity Trust, Inc. had no operating history. As a result, we have set forth below a discussion of the combined historical operations of Columbia Predecessor. The combined historical financial statements of Columbia Predecessor include operating results of Carr Capital that reflect Carr Capital’s interests in certain of the Initial Properties as well as the asset management services business of Carr Capital. Concurrently with the closing of our IPO, Carr Capital contributed these interests and businesses to us in exchange for operating partnership units in the Operating Partnership.
As of June 30, 2005, Carr Capital owned interests in eleven commercial office properties. In March 2005, Carr Capital entered into agreements to acquire interests in two additional commercial office properties. Each of the eleven properties held by Columbia Predecessor at June 30, 2005 was owned through a joint venture. As such, all of these properties were accounted for under the equity method of accounting for the periods presented.
Our pro forma financial statements presented elsewhere in this Form 10-Q reflect our acquisition in the formation transactions of all of the equity interests in four commercial office properties, increased interests in seven other commercial office properties and new interests in two other commercial office properties using proceeds from the IPO. Accordingly, our pro forma financial information reflects increased ownership interests in a larger number of properties than is reflected in the historical financial statements of Columbia Predecessor. Because of these differences, we do not believe that the historical financial results of Columbia Predecessor, presented in this Form 10-Q, are directly comparable to the fpro forma data presented herein nor are they necessarily indicative of our future performance following completion of our IPO and our other formation transactions.
For the three months ending September 30, 2005 and future reporting periods we expect a significant percentage of our revenues will consist of rental payments we receive as a result of our ownership of commercial office properties. Historically, Columbia Predecessor also earned income by performing asset management services and receiving acquisition or financing fees from its joint venture partners and from third-party owners.
Asset management fees are paid by joint venture partners and third-party owners for oversight of the property management staff and leasing agents as well as working with these parties to: (i) prepare property level financial budgets and operating reports; (ii) oversee the leasing and marketing activities of a property; (iii) recommend appropriate maintenance and physical renovations and upgrades for a property; and (iv) make strategic recommendations regarding the sale, recapitalization or financing for the particular property. Transaction fees are paid for services performed for a specific acquisition or disposition of a property and may include fees for identifying and negotiating the purchase of a property, arranging the financing for a property acquisition or overseeing the sale of a property.
We expect to continue to receive asset management fees for properties in which we own a joint venture interest and from certain third-party owners. We may receive transaction fees in the future in connection with identifying future acquisition properties that we will own with joint venture partners.

Office Market Trends
We believe that the national office market continues to recover from the effects of the 2001 economic recession. Vacancy levels have declined, absorption of unoccupied space increased and rental rates have stabilized since 2003. Development, as measured by deliveries of new office space, is modest compared to historical averages. Despite strengthening fundamentals, however, we believe leasing markets remain competitive with landlords willing to offer concessions in the form of meaningful allocations for tenant improvements or the waiver of rent payments, also known as ‘‘free rent,’’ for some limited portion of the lease term.
     Factors that impact the demand for office space include:
•	employment growth;

•	economic conditions;

•	technological advances that improve operating efficiencies; and

•	workspace density trends as defined by the average square footage of office space occupied by an employee.
During the 2001 recession, national employment growth fell sharply. We believe that the decline in employment combined with increases in productivity, technological improvements and reductions in employee workspaces tempered demand for office space.
Employment growth, a key demand generator for office space, has also been impacted by the trend of corporations to relocate, or outsource, certain work functions to foreign employment bases. While the outsourcing trend is real, the magnitude of its impact on employment is difficult to measure. The Greater Washington, D.C. area maintains a significant proportion of jobs related to government and government related services which we believe are difficult to outsource to internationally located employment bases.
Occupancy at each of the Initial Properties at June 30, 2005 was as follows:

Property	Occupancy
Fair Oaks	84%
Greenbriar	60
Meadows IV (1)	100
Loudoun Gateway IV	100
Sherwood	91
Atrium	100
Madison Place	79
Independence Center	91
King Street	85
Suffolk Building	100
1575 Eye Street	99
Barlow Building (2)	96
Victory Point	0
Weighted Average (3)	92%

(1)	Acquired from an unaffiliated third-party on July 8, 2005 as part of the Formation Transactions.

(2)	Acquired from an unaffiliated third-party on July 15, 2005 as part of the Formation Transactions.

(3)	Calculated as a weighted average based on net rentable square feet. Excludes the occupancy of Victory Point which was acquired vacant and is in the initial stages of leasing. The weighted average occupancy including Victory Point was approximately 86%.

You should be aware that when you read the Columbia Predecessor financial statements and the information included below, office markets in general and our operations, in particular, are significantly affected by both macro and micro economic factors, including actual and perceived trends in various national and economic conditions that affect investment markets for commercial real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. Such conditions could lead to a decline in property values.
Summary of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Our significant accounting policies are described in the notes to our combined financial statements. The preparation of these combined financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as described below.
The critical accounting policies and estimates most significant to Columbia Predecessor are the subjective assessments management makes as to whether declines in the fair values of its investments in the real estate entities below their carrying amounts represent other-than-temporary impairments. When making these assessments, we consider our intent and ability to hold the investment until forecasted recovery in value, the severity of the impairment and its duration. These assessments have a direct impact on Columbia Predecessor’s net income because recording an impairment loss results in an immediate negative adjustment to income.
The following are certain critical accounting polices and estimates which impact Columbia Predecessor indirectly through the financial statements of the entities owning real estate properties, of which Columbia Predecessor owns various percentage interests, and presented on Columbia Predecessor combined balance sheets as investment in real estate entities, and on Columbia Predecessor combined statements of operations as equity in earnings of real estate entities. These same critical accounting policies and estimates will also impact the accounting for the properties that will be included in our future consolidated financial statements.
Revenue Recognition and Allowance for Doubtful Accounts Receivable
Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
We must make estimates related to the collectibility of our accounts receivable generated by minimum rent, deferred rent, tenant reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

Investments in Real Estate
When accounting for investments in real estate, we first determine the consideration to be paid, whether cash, our common stock, operating partnership units or a combination of the three, and whether the investment is being acquired from a third party or related party.
For purchases of real estate from third parties, the purchase is recorded at original cost. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the property. Repairs and maintenance are charged to expense as incurred. If the purchase is made using our common stock or operating partnership units, then the fair value of the stock or units issued is used to determine the purchase price. We allocate the purchase price to the net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations.’’ In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities.
We allocate a portion of the purchase price to above-market and below-market in-place lease values based on the present value, using an interest rate which reflects the risks associated with the leases acquired, of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. The above-market lease values are recorded as intangible assets and are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The below-market lease values are recorded as deferred credits and are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. If a tenant terminates a lease early, then any remaining unamortized lease value is charged or credited to rental revenue.
We also allocate a portion of the purchase price to the value of leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We use our own estimates, or independent appraisals, if available, to determine the respective in-place lease values. Factors we consider in our analysis include an estimate of carrying costs during the expected lease-up period considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses. We also estimate costs to execute similar leases which primarily include leasing commissions and costs of providing tenant improvements.
The values of in-place leases and customer relationships are recorded as intangible assets and amortized to expense over the remaining weighted average non-cancelable terms of the respective leases. Should a tenant terminate its lease early, the remaining unamortized portion of the related intangible asset is recorded as expense.
For purchases of real estate from entities under common control, the net assets are recorded at the purchase price if paid in cash. If the purchase is made using our common stock or operating partnership units, the net assets will be recorded at the accounting basis of the related party, and no step-up to fair value will be recorded. We allocate the purchase price using the same methodology discussed above for purchases from third parties.

Assets Held for Sale
Should a decision be made to sell a property, the property would be accounted for as a disposal of a long lived asset under SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets.’’ In determining whether to classify an asset as held for sale, we consider, whether (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the property is probable; (v) we are actively marketing the property for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, we classify the property as held for sale and adjust its carrying value to the lower of its current carrying amount or fair value less costs to sell. On the day that these criteria are met, we suspend depreciation on the property held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values. The assets and liabilities associated with a property held for sale are classified separately on the consolidated balance sheet for the most recent reporting period. Additionally, the operations for the periods presented are classified on the consolidated statements of operations as discontinued operations for all periods presented.
Once a property is held for sale, we are committed to selling the property. If the current offers that exist on properties held for sale do not result in the sale of these properties, we generally will continue to actively market them for sale.
Joint Ventures
For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest entity as defined in FASB Interpretation (‘‘FIN’’) No. 46(R) ‘‘Consolidation of Variable Interest Entities.’’ If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46, the venture partner that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling voting interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.
Depreciation, Amortization and Impairment of Long-Lived Assets
We depreciate the values allocated to buildings and building improvements on a straight-line basis using an estimated life of 40 years and tenant improvements on a straight-line basis using the same life as the minimum lease term of the related tenant. The values of above-and below-market leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. We amortize the values of other intangible assets over their estimated useful lives. Changes in these estimates would directly impact our results of operations.
We are required to make subjective assessments as to whether there are impairments of our properties. We periodically evaluate each property for impairment and to determine if it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. If we determine that an impairment has occurred, we record a write-down to reduce the carrying amount of the property to its estimated fair value, if lower, which would have a direct impact on our results of operations because the recording of an impairment loss would result in an immediate negative adjustment to net income.

Results of Operations
The following discussion of results of operations of Columbia Predecessor should be read in conjunction with the Columbia Predecessor combined financial statements and the accompanying notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth in the Columbia Predecessor combined statements of operations should not be taken as indicative of our future operations.
The following is a comparison, for the three month and six month periods ended June 30, 2005, of the combined operating results of Columbia Predecessor.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
Fee Income. The following chart details the level of fee income earned by Columbia Predecessor for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004

Transaction fees	$467,534	$352,750
Asset management fees	348,463	137,698

Total fee income	$815,997	$490,448

Total fee income increased by $0.3 million, or 66.4%, to $0.8 million for the three months ended June 30, 2005. We expect to receive less income in the future from transaction fees as we place a greater emphasis on income generated by our ownership interest in commercial office properties. The increase was due to increased transaction fees resulting primarily from the financing of the Suffolk Building property and increased asset management fees associated with: (i) a residential condominium conversion project in which Columbia Predecessor acquired an ownership interest in August 2004 and receives asset management fees and which was not contributed to the Company at the IPO; (ii) the acquisition of Atrium in May 2004; (iii) the acquisition of Meadows IV in October of 2004; and (iv) commencement of asset management fee payments from the Independence Center property.
General and Administrative Expenses. General and administrative expenses increased by 189.2% to $1.2 million for the three months ended June 30, 2005 due primarily to higher payroll expense associated with increased staffing levels and accruals for bonus compensation.
Equity in Net Income of Real Estate Entities. Equity in net income of real estate entities increased by $2.2 million to $2.2 million for the three months ended June 30, 2005. The increase resulted from $2.3 million in income recognized by a residential condominium conversion project in which Columbia Predecessor maintains an ownership. All of the net income of real estate ventures in 2005 was generated by entities that are not being contributed to the REIT.
Columbia Predecessor uses the equity method to account for its investments in real estate entities since it has significant influence, but not control, over the investors’ operating and financial decisions. Under the equity method of accounting, investments in partnerships and limited liability companies are recorded at cost and the investment accounts are increased for Columbia Predecessor’s contributions and its share of the entities’ income and decreased for Columbia Predecessor’s share of the entities’ losses and distributions. For entities in which Columbia Predecessor is not a general partner and therefore has no risk other than its investment, once the investment account reaches zero, losses are no longer recognized, cash distributions received are recognized as income, and earnings from the entities are not recognized until such earnings exceed all cumulative unrecognized losses.

Set forth below is a summary of the condensed combined financial information for the real estate entities and Columbia Predecessor’s share of net income for the three months ended June 30, 2005 and 2004. For the three months ended June 30, 2005, the equity in net income represented the equity investment in entities that own Fair Oaks, Greenbriar, Sherwood Plaza, 1575 Eye Street, Independence Center, King Street Station, Madison Place, Atrium, Meadows IV and Victory Point. For the three months ended June 30, 2004, the equity in net income represented the equity investment in the entities that own Fair Oaks, Greenbriar, Sherwood Plaza, 1575 Eye Street, Independence Center, King Street, Madison Place and Atrium.

	Three Months Ended
	June 30,
	2005	2004

Revenues	$10,285,293	$7,538,475

Operating and Other expenses	4,134,430	2,329,375

Interest expense	3,788,657	2,128,068

Depreciation and amortization	3,460,727	1,804,720

Net income (loss)	$(1,098,521)	$1,276,312

Columbia Predecessor’s share of net income (loss) above in real estate entities (1)	$(115,269)	$2,142

Cash distributions recorded as equity in net income of real estate entities (1)	—	33,929

Equity in net income of other entities (2)	2,317,327	—

Equity in net income of real estate entities	$2,202,058	$36,071

(1)	Columbia Predecessor’s investment account in certain entities has been reduced to zero, therefore: for the three months ended June 30, 2005 and 2004, cash distributions from these entities were recorded as an increase in equity in net income of real estate entities.

(2)	Carr Capital held partnership interests in several entities that are not being sold or transferred to the Company as part of the Formation Transactions. Amounts above represent the equity in net income of investments in real estate entities for these entities for the respective periods.
The following discussion explains variations in revenues and expenses of the real estate entities as shown in the condensed combined financial information above.
•	Combined revenues for the real estate entities increased $2.7 million, or 36.4%, to $10.3 million for the three months ended June 30, 2005. The increase was due primarily to the acquisition of the Suffolk Building property in May of 2005 resulting in an additional $1.2 million of revenues; the acquisition of Meadows IV in October 2004 resulting in an additional $0.9 million of revenues; the acquisition of Atrium in May 2004 resulting in an additional $0.8 million of revenues; and increased revenues of $0.4 million at Independence Center due to higher average occupancy levels. The revenue increases were partially offset by revenue declines of $0.5 million, collectively, at the King Street and Greenbriar properties due to lower occupancy levels.

•	Combined operating and other expenses for the real estate entities increased $1.8 million, or 77.5%, to $4.1 million for the three months ended June 30, 2005. The increase was due primarily to the acquisition of Atrium in May 2004 resulting in an additional $0.4 million of expenses; the acquisition of Meadows IV in October 2004 resulting in an additional $0.3 million of expenses; the acquisition of Suffolk Building in May 2005 resulting in an additional $0.3 million of expenses; the acquisition of Victory Point in March 2004 resulting in an additional $0.2 million of expenses and increased operating expenses at 1575 Associates of $0.2 million due primarily to higher franchise taxes.

•	Combined interest expense for the real estate entities increased $1.7 million, or 78.0%, to $3.8 million for the three months ended June 30, 2005 due primarily to additional expenses resulting from: (i) higher loan balances for Independence Center; (ii) the acquisition financing of Atrium in May 2004; and (iii) the acquisition financing of Meadows IV in October 2004; (iv) the acquisition financing of Victory Point in March 2005; and (v) the acquisition financing of Suffolk Building in May 2005.

•	Combined depreciation and amortization expense for the real estate entities increased $1.7 million, or 91.8%, to $3.5 million for the three months ended June 30, 2005 due primarily to higher depreciation associated with the acquisitions of Atrium and Meadows IV in 2004; and Suffolk Building and Victory Point in 2005.
Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004
Fee Income. The following chart details the level of fee income earned by Columbia Predecessor for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004

Transaction fees	$737,162	$352,750
Asset management fees	701,194	256,192

Total fee income	$1,438,356	$608,942

Total fee income increased by $0.8 million, or 136.2%, to $1.4 million for the six months ended June 30, 2005. The increase was due to increased transaction fees resulting primarily from the financing of the Suffolk Building property and increased asset management fees associated with: (i) a residential condominium conversion project, not being contributed to the REIT, in which Columbia Predecessor acquired an ownership interest in August 2004 and receives asset management fees; (ii) the acquisition of Atrium in May 2004; (iii) the acquisition of Meadows IV in October of 2004; and (iv) commencement of asset management fee payments from the Independence Center property.
General and Administrative Expenses. General and administrative expenses increased by 102.8% to $1.5 million for the six months ended June 30, 2005 due primarily to higher payroll expense associated with increased staffing levels and accruals for bonus compensation.
Equity in Net Income of Real Estate Entities. Equity in net income of real estate entities increased by $2.1 million, or 1,272%, to $2.3 million for the six months ended June 30, 2005. The increase resulted from $2.3 million in income recognized by a residential condominium conversion project in which Columbia Predecessor maintains an ownership. All of the net income of real estate ventures in 2005 was generated by entities that are not being contributed to the REIT.

Set forth below is a summary of the condensed combined financial information for the real estate entities and Columbia Predecessor’s share of net income for the six months ended June 30, 2005 and 2004. For the six months ended June 30, 2005, the equity in net loss represented the equity investment in entities that own Fair Oaks, Greenbriar, Sherwood Plaza, 1575 Eye Street, Independence Center, King Street, Madison Place, Atrium, and Meadows IV. For the six months ended June 30, 2004, the equity in net income represented the equity investment in the entities that own Fair Oaks, Greenbriar, Sherwood Plaza, 1575 Eye Street, Independence Center, King Street, and Madison Place.

	Six Months Ended
	June 30,
	2005	2004

Revenues	$19,289,048	$14,051,176

Operating and Other expenses	7,555,843	4,849,002

Interest expense	6,841,186	3,906,361

Depreciation and amortization	6,113,170	3,565,555

Net income (loss)	$(1,221,151)	$1,730,258

Columbia Predecessor’s share of net income (loss) above in real estate entities (1)	$(129,186)	$(1,139)

Cash distributions recorded as equity in net income of real estate entities (1)	20,591	169,144

Equity in net income of other entities (2)	2,413,570	—

Equity in net income of real estate entities	$2,304,975	$168,005

(1)	Columbia Predecessor’s investment account in certain entities has been reduced to zero, therefore: (i) for the six months ended June 30, 2005 losses not recognized were $20,591 and (ii) cash distributions from these entities were recorded as an increase in equity in net income of real estate entities.

(2)	Carr Capital held partnership interests in several entities that are not being sold or transferred to the Company as part of the Formation Transactions. Amounts above represent the equity in net income of investments in real estate entities for these entities for the respective periods.
The following discussion explains variations in revenues and expenses of the real estate entities as shown in the condensed combined financial information above.
•	Combined revenues for the real estate entities increased $5.2 million or 37.3%, to $19.3 million for the six months ended June 30, 2005. The increase was due primarily to the acquisition of the Suffolk Building property in May of 2005 resulting in an additional $1.2 million of revenues; the acquisition of Meadows IV in October 2004 resulting in an additional $1.8 million of revenues; the acquisition of Atrium in May 2004 resulting in an additional $2.0 million of revenues; and increased revenues of $0.8 million at Independence Center due to higher average occupancy levels. The revenue increases were partially offset by revenue declines of $0.5 million, collectively, at the King Street and Greenbriar properties due to lower occupancy levels.

•	Combined operating and other expenses for the real estate entities increased by $2.7 million or 55.8%, to $7.6 million for the six months ended June 30, 2005. The increase was due primarily to the acquisition of Atrium in May 2004 resulting in an additional $0.7 million of expenses; the acquisition of Meadows IV in October 2004 resulting in an additional $0.7 million of expenses; the acquisition of Suffolk Building in May 2005 resulting in an additional $0.3 million of expenses; the acquisition of Victory Point in March 2004 resulting in an additional $0.2 million of expenses; increased operating expenses at 1575 Associates of $0.3 million due primarily to higher franchise taxes; and increased operating expenses at Independence Center $0.2 million due to higher occupancy levels.

•	Combined interest expense for the real estate entities increased $2.9 million, or 75.1%, to $6.8 million for the six months ended June 30, 2005 due primarily to additional expenses resulting from: (i) higher loan balances for Independence Center; (ii) the acquisition financing of Atrium in May 2004; and (iii) the acquisition financing of Meadows IV in October 2004; (iv) the acquisition financing of Victory Point in March 2005; and (v) the acquisition financing of Suffolk Building in May 2005.

•	Combined depreciation and amortization expense for the real estate entities increased $2.5 million or 71.5%, to $6.1 million for the six months ended June 30, 2005 due primarily to higher depreciation associated with the acquisitions of Atrium and Meadows IV in 2004; and Suffolk Building and Victory Point in 2005.
Liquidity and Capital Resources
We utilized a portion of the net proceeds from the IPO in July 2005 to acquire ownership interests in 13 commercial office properties for approximately $81.6 million and to repay approximately $40.7 million of indebtedness associated with several of the Initial Properties. After giving effect to the completion of our IPO and the subsequent repayment of indebtedness from the proceeds therefrom, we had total indebtedness, including our pro rata share of joint venture indebtedness, of $96.7 million on a pro forma basis as of June 30, 2005.
We have a commitment for a two year, $50 million secured revolving credit facility that will bear interest at LIBOR plus 110 to 135 basis points. The facility will have a one-year extension option, and the Company will have the option, subject to lender consent, to increase the facility to $100 million. Availability under this facility is based upon the value of properties pledged as collateral. The Company expects that the revolving credit facility will be documented and available to draw upon by September 30, 2005. We intend to use borrowings under the credit facility to, among other things, finance future acquisitions and development of commercial office properties.
Short-Term Liquidity Requirements
The Company’s short-term liquidity requirements consist primarily of funds necessary to pay operating expenses including:
•	recurring maintenance, repairs and other operating expenses necessary to properly maintain our properties;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	distributions to our stockholders.

Historically, Columbia Predecessor satisfied short-term liquidity requirements through existing working capital and proceeds from borrowings. Going forward, we expect to meet our short-term liquidity requirements generally through cash provided from operations, our working capital, the remaining proceeds from our IPO and by drawing upon the revolving credit facility described above.
There are a number of factors that could adversely affect our cash flow. An economic downturn in our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies or insolvencies, increases in our overall vacancy rates or declines in rental rates on new leases. We also may be required to make distributions in future periods in order to meet the requirements to be taxed as a REIT. In all of these cases, our cash flow would be adversely affected.
Long-Term Liquidity Requirements
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, Columbia Predecessor satisfied long-term liquidity requirements through various sources of capital, including existing working capital, cash provided from operations, equity contributions from investors and long-term property mortgage indebtedness. In the future, we expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, and the issuance of equity and debt securities. We also intend to fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, as well as by potentially raising equity capital through joint ventures. We may also issue operating partnership units in our Operating Partnership (“Units”) to fund a portion of the purchase price for some of our future property acquisitions.
Commitments
The following table summarizes our known contractual obligations as of June 30, 2005 and on a pro forma basis to reflect the obligations we have following the completion of our IPO and the Formation Transactions. All of the debt referenced below is first mortgage indebtedness except where noted.

				Outstanding
				Principal	Pro Forma
			Annual	Balance as of	Outstanding
	Interest	Maturity	Debt	June 30,	Principal
	Rate	Date	Service	2005	Balance

Fixed Rate Debt
King Street	5.06%	3/1/2008	$1,584,958	$21,881,562	$21,881,562
Madison Place	4.49	8/1/2008	685,952 (1)	15,500,000	15,500,000
1575 Eye Street	6.82	3/1/2009	3,713,100	42,454,939	42,454,939
Independence Center	5.04	9/10/2009	2,243,219	31,363,398	31,363,398
Meadows IV	4.95	11/1/2011	971,850	19,000,000	19,000,000
Atrium	8.43	9/1/2012	1,882,812	18,259,001	18,259,001
Atrium	6.21	9/1/2012	473,184	5,896,504	5,896,504
Suffolk	5.10	5/11/2015	2,142,000	42,000,000	42,000,000

			13,697,075	196,355,404	196,355,404

Floating Rate Debt (3)
Fair Oaks (2)	LIBOR + 4.50%	8/24/2005	511,020	6,440,000	—
Fair Oaks	LIBOR + 2.10	12/1/2006	485,331	10,200,000	—
Sherwood Plaza	LIBOR + 2.50	7/1/2008	667,523	8,971,405	—
Greenbriar	LIBOR + 2.50	7/1/2008	787,209	10,579,970	—
Meadows IV (2)	LIBOR + 4.50	5/1/2006	325,048	4,275,000	—
Victory Point	LIBOR + 2.95	3/31/2008	825,100	14,800,000	14,800,000

			3,601,231	55,266,375	14,800,000

			$17,298,306	$251,621,779	$211,155,404

(1)	Beginning in September 2005, annual debt service of principal and interest increases to $1,032,792.

(2)	Mezzanine debt secured by partnership interests in the entity that owns the property.

(3)	Annual debt service for floating rate debt estimated based on interest rates in effect at June 30, 2005.
The following table outlines the timing of required payments related to the indebtedness as of June 30, 2005 of the properties in which Columbia Predecessor holds interests and contractual investment obligations for the Initial Properties:

	Payments by Period
	2005	2006-2007	2008-2009	Thereafter	Total

Secured notes payable	$1,135,999	$15,260,994	$141,780,549	$82,729,237	$240,906,779

Mezzanine loans payable	6,590,000	1,075,000	1,200,000	1,850,000	10,715,000

	7,725,999	16,335,994	142,980,549	84,579,237	251,621,779

Investments in initial properties (1)	81,625,678	—	—	—	81,625,678

Total	$89,351,677	$16,335,994	$142,980,549	$84,579,237	$333,247,457

(1)	Represents cash portion of contractual obligations relating to our investments in the Initial Properties as described in detail under the heading “Use of Proceeds” in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) filed on June 28, 2005 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with our IPO. In addition, we issued Units in July 2005 in the Formation Transactions having a value of approximately $20.4 million in exchange for interests in the Initial Properties and the acquisition of certain asset management agreements.

Our properties require periodic improvements for tenant-related capital expenditures and general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods as well as our exposure to tenant defaults and our ability to lease existing vacant space. Expenditures for repairs and maintenance are charged to acquisitions as incurred. Significant improvements are capitalized and depreciated over their estimated useful life.
We believe that the Initial Properties generally are well-maintained and do not require significant capital improvements, with the exception of Victory Point, where we have commenced a renovation program that will include upgrades to the building’s common areas and building systems. We expect the total cost of this renovation to be approximately $2.0 million, which will be funded through additional proceeds from a loan to the joint venture that owns the property secured by a first deed of trust mortgage on the property.
Cash Distribution Policy
We will elect to be taxed as a REIT under the Code commencing with our short taxable year beginning July 1, 2005 and ending on December 31, 2005. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our taxable income to our stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. Our taxable REIT subsidiary, Columbia TRS Corporation, will be subject to federal, state and local taxes. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REIT’s under the Internal Revenue Code and we may be required to borrow money or sell assets to pay out enough money to satisfy the distribution requirements.
New Accounting Standards
In December 2004 the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Compensation’’, replacing SFAS No. 123, ‘‘Accounting for Stock Issued to Employees’’, SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The adoption of SFAS No. 123(R), effective July 1, 2005, is not expected to have any material effect on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 153, ‘‘Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.’’ The amendments made by SFAS No. 153, which are effective for nonmonetary exchange transactions occurring in fiscal periods ending after June 15, 2005, require that nonmonetary exchanges be measured at the fair value of assets exchanged. Transactions that do not have any commercial substance are excluded from the statement. SFAS No. 153 is not expected to have any material effect on the Columbia Predecessor’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3, which requires that the effect of changes in accounting principle and reporting entity be retrospectively applied. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have any material effect on the Company’s financial statements.
On June 29, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-5 (“Issue 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited partnership or Similar Entity When the Limited Partners Have Certain Rights”. Issue 04-5, which also applies to limited liability companies (“LLC’s”) and limited liability partnerships (“LLP’s”), provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership, LLC, LLP or similar entity (collectively, “Limited Partnerships”). It is effective for all Limited Partnerships formed, or any pre-existing Limited Partnerships having partnership agreements modified, after June 29, 2005. All other Limited Partnerships must apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We are the managing member for the eight joint ventures in which we now hold interests following the completion of the Formation Transactions described in Note 5. We reviewed all of our joint venture agreements and determined that consolidation of the ventures is not warranted because the limited partners or members have substantial kick-out or participating rights, as defined in Issue 04-5. In the future, to the extent we invest in Limited Partnerships for which we are named a general partner or managing member, we presume that the Limited Partnerships will be consolidated in our financial statements unless the limited partners or members have substantive kick-out or participating rights.
Inflation
Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay their share of increases in operating expenses, including common area maintenance, real estate taxes and insurance as defined in the individual lease agreements. This reduces our exposure to increases in costs and operating expenses resulting from inflation. To the extent tenants are not required to pay operating expenses, we may be adversely impacted by inflation.
Geographic Concentration
The Initial Properties are located in Washington, D.C., Virginia and Maryland. We may make selected acquisitions or develop properties outside our focus market of Greater Washington, D.C. from time to time as appropriate opportunities arise.
Pro Forma Combined Financial Statements (Unaudited)
Presented below is an unaudited pro forma combined balance sheet as of June 30, 2005 and a pro forma combined statement of operations for the six month period ended June 30, 2005 which are presented as if our IPO and the Formation Transactions described below (the “Formation Transactions”) had occurred on June 30, 2005 for the pro forma combined balance sheet and on January 1, 2005 for the pro forma combined statement of operations. The following Formation Transactions, among others, are reflected in the pro forma combined balance sheet and statement of operations.
•	Initial public offering of 13,800,000 shares (including shares purchased pursuant to the exercise of the over-allotment option) of our common stock at $15.00 per share, with estimated net proceeds of $188.6 million, net of the underwriters’ discount and other offering costs, and contribution of the net proceeds to our Operating Partnership.

•	Acquisition of 100% of the ownership interests in the properties commonly referred to as Greenbriar, Sherwood Plaza, Fair Oaks, Meadows IV and Loudoun Gateway IV for cash of approximately $39.3 million, and the issuance of 3,680 Units with a value of $0.1 million. The acquisitions have been reflected at the estimated fair value of the consideration exchanged for the amounts paid and Units issued to third parties and related parties and at historical cost for the amounts applicable to interests owned by Columbia Predecessor.

•	Acquisition of joint venture ownership interests in the properties commonly referred to as Independence Center, King Street, Madison Place, Atrium, 1575 Eye Street, Victory Point, Suffolk Building and Barlow Building for cash of approximately $41.4 million and the issuance of 5,563 Units with a value of $0.1 million. The acquisitions have been reflected at the estimated fair value of the consideration exchanged for the amounts paid and Operating Partnership units issued to third parties and related parties and at historical cost for the amounts applicable to interests owned by Columbia Predecessor.

•	Repayment of approximately $40.7 million in debt related to the wholly owned properties, including prepayment fees of $0.2 million.

•	Assumption of $19.0 million in debt related to the acquisition of the Meadows IV property.

•	A stock split in the form of a stock dividend to a management member who held 1,000 shares, issuing 62,334 additional shares with a fair value of $949,010, based on the IPO price. The Company recorded compensation expense of $949,010 at the time of the IPO based on the fair value of the Company’s stock on the grant date, which will be reflected in general and administrative expense in the financial statements for the three month period ended September 30, 2005.

•	The granting of 290,000 LTIP Units at the offering with a value of $4,350,000. 35,000 of the LTIP Units granted immediately vested upon grant and an expense of $525,000 was recognized at that time and will be reflected in general and administrative expense in the financial statements for the three month period ended September 30, 2005. The remaining LTIP Units, which have a value of $3,825,000, will vest and be recognized as expense ratably over a five-year period, beginning on the date of grant.
The pro forma combined balance sheet and statement of operations should be read in conjunction with the historical financial statements notes thereto included elsewhere in this form 10-Q. In the opinion of management, all material adjustments necessary to reflect the effects of the Formation Transactions have been made. The pro forma combined balance sheet and statement of operations do not purport to represent our financial position or the results of operations that would actually have occurred assuming the completion of the IPO and the Formation Transactions as of the above stated dates; nor do they purport to project the financial position or results of operations as of any future date or for any future period.

Pro Forma Balance Sheet as of June 30, 2005

ASSETS

Real estate, net	$88,589,000
Cash and cash equivalents	68,135,000
Accounts and other receivables	149,000
Furniture, fixtures and equipment, net	25,000
Investments in real estate entities	44,892,000
Intangible assets	13,445,000
Other assets	520,000

Total assets	$215,755,000

LIABILITIES AND OWNERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$701,000
Notes payable	19,000,000
Deferred liabilities	1,079,000
Other liabilities	1,097,000

Total liabilities	21,877,000

MINORITY INTERESTS	14,282,000

OWNERS’ EQUITY
Common shares and paid-in capital	175,942,000
Accumulated equity	3,654,000

Total owners’ equity	179,596,000

TOTAL LIABILITIES AND OWNERS’ EQUITY	$215,755,000

Pro Forma Statement of Operations
For the Six Months Ended June 30, 2005

Revenues
Rental	$6,176,000
Fee income	784,000

Total revenues	6,960,000

Operating expenses
Operating and other	2,309,000
General and administrative	3,477,000
Depreciation and amortization	2,346,000

Total operating expenses	8,132,000

Loss from operations	(1,172,000)

Other income (expense)
Interest income	20,000
Interest expense	(474,000)
Equity in net income of real estate entities	(237,000)
Minority interest	137,000

Loss before income taxes	(1,726,000)

Provision for income taxes	—

Net loss	$(1,726,000)

Net loss per common share — Basic	$(0.12)

Weighted average common shares outstanding — Basic	14,965,779

Net loss per common share — Diluted	$(0.12)

Weighted average common shares outstanding — Diluted	14,965,779

Reconciliation of Pro Forma Net Loss to FFO (1)

Pro forma net loss	$(1,726,000)

Plus:
Depreciation and amortization on wholly owned properties	2,346,000
Depreciation and amortization attributable to uncombined real estate entities	2,274,000
Minority interest	(137,000)

Pro forma FFO (1)	$2,757,000

(1)	As defined by the National Association of Real Estate Investment Trusts, or NAREIT, Funds form Operations, “FFO” represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Our interpretation of the NAREIT definition is that minority interest in net income (loss) should be added back (deducted) from net income (loss) as part of reconciling net income (loss) to FFO. We present FFO because we believe it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition or that interpret the NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including cash distributions to stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. The Company uses derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings. The Company does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.
Upon completion of the IPO in July 2005, we paid off various debts outstanding and also assumed debts associated with the acquisition of certain of the Initial Properties.
On a pro forma basis, our pro rata share of outstanding variable rate debt was $1.5 million as of June 30, 2005.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. We estimate our pro rata share on a pro forma basis of the fair value of mortgage debt outstanding at June 30, 2005 to be $97.5 compared to the $95.2 million carrying value at that date.
We have no interest rate protection, or “cap,” agreements in place as of the date of this filing.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds
Use of Proceeds from Registered Securities
The Company closed the IPO of its common stock on July 5, 2005. The managing underwriters of the IPO were Wachovia Capital Markets, LLC, Robert W. Baird & Co., Incorporated, A.G. Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Ferris, Baker Watts, Incorporated and Wells Fargo Securities, LLC. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Form S-11 Registration Statement (SEC File No. 333-122644) that was declared effective by the Securities and Exchange Commission on June 28, 2005. All 12,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $15 per share. As part of the IPO, we granted the underwriters an over-allotment option to purchase up to an additional 1,800,000 shares of our common stock. The underwriters exercised their option in full on July 11, 2005. The aggregate gross proceeds from the shares of common stock sold by us were $207 million. The aggregate net proceeds to us from the IPO were approximately $188.6 million after deducting approximately $14.5 million in underwriting discounts and advisory fees and approximately $3.9 million in other expenses incurred in connection with the IPO. All of the shares of common stock were sold by us and there were no selling stockholders in the IPO.
Of the aggregate net proceeds from our IPO, approximately $81.6 million was used to purchase from third parties ownership interests in 13 commercial office properties (the “Initial Properties”) and approximately $40.7 million was used to repay mortgages on certain of the acquired properties (collectively the “Formation Transactions”). We intend to use the remaining net proceeds to fund the purchase price of the Lee Road property and for potential future acquisitions and general corporate purposes. Pending the use of the proceeds, as described above, we will invest any remaining proceeds in short-term, investment-grade, interest-bearing securities.
Unregistered Securities
     On September 27, 2004, the Company sold 1,000 shares to John A. Schissel, its Executive Vice President, Chief Financial Officer, Secretary and Treasurer, at an aggregate price of $1,000 in connection with the Company’s formation in September 2004. These shares were sold in accordance with the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On July 5, 2005, in connection with the Formation Transactions, the Operating Partnership issued 1,067,445 operating partnership units in Columbia Equity, LP (“Units”), of which the Company is the sole general partner (the “Operating Partnership”), in connection with the Formation Transactions. Holders of Units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of our common stock on a one-for-one basis or, at our option, cash per unit equal to the market price of our common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. Prior to July 5, 2005, no Units were outstanding. We have agreed to register with the Securities and Exchange Commission the Units issued in the Formation Transactions beginning one year from the date of issuance, or July 5, 2006. Units cannot be redeemed prior to July 5, 2006. These Units were issued in accordance with the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on July 5, 2005, the Operating Partnership issued 290,000 LTIP Units to directors, officers and certain employees and consultants of the Company under the Company’s 2005 Equity Compensation Plan. The LTIP Units are convertible, with certain vesting restrictions, into Units on a one-for-one basis.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.
Item 6. Exhibits
31.1	Section 302 Certification from Mr. Oliver T. Carr, dated August 15, 2005

31.2	Section 302 Certification from Mr. John A. Schissel, dated August 15, 2005

32.1	Section 906 Certification from Mr. Oliver T. Carr, III and John A. Schissel, dated August 15, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA EQUITY TRUST, INC.

Date: August 15, 2005	By:	/s/ Oliver T. Carr, III

Oliver T. Carr, III
President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ John A. Schissel

John A. Schissel
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002