Form 10-Q
period 2005-09-30
Columbia Equity Trust, Inc.
filed 2005-11-14
CIK 1316710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
COMMISSION FILE NO. 001-32536
COLUMBIA EQUITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1978579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1750 H Street, N.W., Suite 500, Washington, D.C.	20006 (Zip code)
(Address of principal executive office)
(202) 303-3080
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 11, 2005, 13,863,334 shares of common stock, par value $0.001, were outstanding.

COLUMBIA EQUITY TRUST, INC.
Form 10-Q

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (unaudited) for Columbia Equity Trust, Inc. and as of December 31, 2004 for Columbia Predecessor	3
	Statements of Operations for the period July 5, 2005 through September 30, 2005 (unaudited) for Columbia Equity Trust, Inc., for the period July 1, 2005 through July 4, 2005 (unaudited) for Columbia Predecessor and for the three months ended September 30, 2004 (unaudited) for Columbia Predecessor	4
	Statements of Operations for the nine months ended September 30, 2005 (unaudited) for Columbia Equity Trust, Inc., for the period January 1, 2005 through July 4, 2005 (unaudited) for Columbia Predecessor and for the nine months ended September 30, 2004 (unaudited) for Columbia Predecessor	5
	Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) for Columbia Equity Trust, Inc., for the period January 1, 2005 through July 4, 2005 (unaudited) for Columbia Predecessor and for the nine months ended September 30, 2004 (unaudited) for Columbia Predecessor	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
SIGNATURES		36
EXHIBIT INDEX		37
EX-4.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
Ex-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      Columbia Equity Trust, Inc. (the “Company”) completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 13,800,000 shares of common stock (including 1.8 million shares sold to the underwriters to cover over-allotments) at a price per share of $15.00, generating gross proceeds to the Company of $207 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions, advisory fees and other offering costs were approximately $188.5 million.
      The financial statements included in this report for the three and nine months ended September 30, 2004 and for the period from January 1, 2005 to July 4, 2005 represent the results of operations and financial condition of Columbia Equity Trust Inc. Predecessor (“Columbia Predecessor”) prior to the completion of the Company’s IPO and various formation transactions. In addition, the financial statements included in this report represent the results of operations and financial condition of Columbia Equity Trust, Inc. for the period from July 5, 2005 to September 30, 2005. Due to the timing of the Company’s IPO and the formation transactions, we do not believe that the results of operations discussion set forth in this document is necessarily indicative of our future operating results as a publicly-held company.
      Columbia Predecessor ceased to exist as a reporting entity effective with the completion of the IPO and the formation transactions. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management, as described in more detail in Note 1 to the financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS

	Consolidated		Combined
	Columbia Equity	Columbia Equity	Columbia
	Trust, Inc.	Trust, Inc.	Predecessor
	September 30, 2005	December 31, 2004	December 31, 2004

	(Unaudited)	(Unaudited)
ASSETS
Rental property
Land	$15,705,910	$—	$—
Buildings	100,229,797	—	—
Tenant improvements	21,169,385	—	—
Furniture, fixtures and equipment	1,086,105	—	—

	138,191,197	—	—
Accumulated depreciation	(1,119,138)	—	—

Total rental property, net	137,072,059	—	—

Cash and cash equivalents	3,478,580	—	1,188,146
Short-term investments	5,175,032	—	—
Restricted deposits	144,588	—	—
Accounts and other receivables, net of reserves for doubtful accounts of $59,417, $0 and $56,887 for the periods, respectively	741,067	—	185,864
Due from related parties	—	—	140,000
Investments in unconsolidated real estate entities	43,420,514	—	4,189,766
Accrued straight-line rents	230,261	—	—
Deferred leasing costs, net	319,402	—	—
Deferred financing costs, net	25,000	—	—
Intangible assets
Above market leases, net	3,510,038	—	—
In-place leases, net	13,389,323	—	—
Tenant relationships, net	5,423,970	—	—
Deferred offering costs	—	—	1,172,964
Prepaid expenses and other assets	1,245,460	—	137,030

Total assets	$214,175,294	$—	$7,013,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Mortgage note payable	$19,000,000	$—	$—
Accounts payable and accrued expenses	1,835,452	—	1,124,258
Profit sharing plan contribution payable	—	—	100,000
Accrued interest payable to stockholders	—	—	77,232
Notes payable to stockholders	—	—	90,000
Dividends payable	1,663,600	—	—
Security deposits	937,390	—	—
Rent received in advance	426,983	—	—
Deferred credits — Below market leases, net	1,050,572	—	—

Total liabilities	24,913,997	—	1,391,490
Commitments and contingencies
Minority interest	14,225,522	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 and 0 shares authorized in 2005 and 2004, respectively, 0 shares issued or outstanding in either period	—	—	—
Common stock, $0.001 par value, 500,000,000 and 1,000 shares authorized, and 13,863,334 and 1,000 shares issued and outstanding in 2005 and 2004, respectively	13,863	1	—
Additional paid-in capital	176,725,541	999	—
Less — Common stock subscribed	—	(1,000)	—
Accumulated deficit	(1,703,629)	—	—
Accumulated equity — Columbia Predecessor	—	—	5,622,280

Total stockholders’ equity	175,035,775	—	5,622,280

Total liabilities and stockholders’ equity	$214,175,294	$—	$7,013,770

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004

			Combined
	Consolidated	Combined	Columbia
	Columbia Equity	Columbia	Predecessor for the
	Trust, Inc. for the	Predecessor for the	Three Months
	Period July 5, 2005 to	Period July 1, 2005 to	Ended
	September 30, 2005	through July 4, 2005	September 30, 2004

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rents	$2,870,411	$—	$—
Recoveries from tenants	143,404	—	—
Fee income, primarily from related parties	239,376	—	615,283
Parking and other income	22,725	—	—

Total revenues	3,275,916	—	615,283

Operating expenses
Property operating	453,894	—	—
Utilities	227,586	—	—
Real estate taxes and insurance	192,780	—	—
General and administrative	910,156	4,229	468,864
Share-based compensation cost	1,700,060	—	—
Depreciation and amortization	1,770,527	25	3,026

Total operating expenses	5,255,003	4,254	471,890

Operating income (loss)	(1,979,087)	(4,254)	143,393
Other income and expense
Interest income	442,491	1,572	3,980
Interest expense	(229,150)	(97)	(2,250)

Income (loss) before income taxes, equity in net income (loss) of unconsolidated real estate entities and minority interest	(1,765,746)	(2,779)	145,123
Equity in net income (loss) of unconsolidated real estate entities	(68,669)	(23,334)	262,128
Minority interest	131,486	—	—

Income (loss) before income taxes	(1,702,929)	(26,113)	407,251
Benefit for income taxes	—	—	3,061

Net income (loss)	$(1,702,929)	$(26,113)	$410,312

Net loss per common share — Basic and diluted	$(0.12)

Weighted average shares of common stock outstanding — Basic and diluted	13,679,243

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005 and 2004

	Consolidated
	Columbia Equity	Combined	Combined
	Trust, Inc. for the	Columbia Predecessor	Columbia Predecessor
	Nine Months	for the Period	for the Nine Months
	Ended	January 1, 2005 to	Ended
	September 30, 2005	July 4, 2005	September 30, 2004

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rents	$2,870,411	$—	$—
Recoveries from tenants	143,404	—	—
Fee income, primarily from related parties	239,376	1,438,356	1,224,225
Parking and other income	22,725	—	—

Total revenues	3,275,916	1,438,356	1,224,225

Operating expenses
Property operating	453,894	—	—
Utilities	227,586	—	—
Real estate taxes and insurance	192,780	—	—
General and administrative	910,856	1,549,127	1,230,839
Share-based compensation cost	1,700,060	—	—
Depreciation and amortization	1,770,527	7,385	8,348

Total operating expenses	5,255,703	1,556,512	1,239,187

Operating loss	(1,979,787)	(118,156)	(14,962)
Other income and expense
Interest income	442,491	21,450	9,483
Interest expense	(229,150)	(4,597)	(6,750)

Loss before income taxes, equity in net income (loss) of unconsolidated real estate entities and minority interest	(1,766,446)	(101,303)	(12,229)
Equity in net income (loss) of unconsolidated real estate entities	(68,669)	2,281,641	430,133
Minority interest	131,486	—	—

Income (loss) before income taxes	(1,703,629)	2,180,338	417,904
Provision for income taxes	—	231,884	—

Net income (loss)	$(1,703,629)	$1,948,454	$417,904

Net loss per common share — Basic and diluted	$(0.12)

Weighted average shares of common stock outstanding — Basic and diluted	13,679,243

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	Consolidated	Combined	Combined
	Columbia Equity	Columbia	Columbia
	Trust, Inc. for the	Predecessor for the	Predecessor for the
	Nine Months	Period	Nine Months
	Ended	January 1, 2005 to	Ended
	September 30, 2005	through July 4, 2005	September 30, 2004

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,703,629)	$1,948,454	$417,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Minority interest	(131,486)	—	—
Equity in net income of unconsolidated real estate entities	68,669	(2,281,641)	(430,133)
Compensation cost related to stock split	949,010	—	—
Compensation cost related to LTIP units	716,250	—	—
Distributions received from earnings of unconsolidated real estate entities	48,918	19,055	93,449
Depreciation and amortization	1,770,527	7,385	8,348
Amortization of above and below market leases	34,260	—	—
Changes in assets and liabilities
Accounts and other receivables	(433,815)	(36,505)	(281,810)
Accrued straight-line rents	(230,261)	—	—
Deferred leasing costs	(319,402)	—	—
Deferred offering costs	—	(2,693,176)	—
Prepaid expenses	(447,225)	(440,020)	(18,656)
Accounts payable and accrued expenses	699,751	2,725,286	291,680
Profit sharing plan contribution payable	—	—	(57,769)
Accrued interest payable to stockholders	—	4,597	6,750
Security deposits	(66,977)	—	—
Rent received in advance	(70,401)	—	—

Net cash provided by (used in) operating activities	884,189	(746,565)	29,763

Cash flows from investing activities
Purchases of interests in rental property	(96,917,274)	—	—
Purchases of interests in unconsolidated real estate entities	(41,950,254)	—	—
Deposit on pending purchase of interest in rental property	(500,000)
Additions to rental properties	(639,767)	—	—
Additions to rental property furniture, fixtures and equipment	(51,328)	(3,772)	(11,297)
Purchases of investment securities	(202,162,032)	—	—
Maturities and sales of investment securities	196,987,000	—	—
Restricted deposits	(144,588)	—	—
Distributions in excess of net income received from real estate entities	438,437	2,707,753	507,189
Contributions made to unconsolidated real estate entities	(269,766)	(508,000)	(502,000)

Net cash provided by (used in) investing activities	(145,209,572)	2,195,981	(6,108)

Cash flows from financing activities
Gross proceeds from initial public offering of common stock	207,000,000	—	—
Payment of offering costs, underwriting discount and advisory fees	(18,543,369)	—	—
Payment received for subscribed common stock	1,000	—	—
Repayment of mortgage loans and prepayment penalties	(40,653,668)	—	—
Contributions	—	250,000	250,000
Distributions	—	(163,989)	(628,354)

Net cash provided by (used in) financing activities	147,803,963	86,011	(378,354)

Net increase (decrease) in cash and cash equivalents	3,478,580	1,535,427	(354,699)
Cash and cash equivalents, beginning of period	—	1,188,146	1,751,244

Cash and cash equivalents, end of period	$3,478,580	$2,723,573	$1,396,545

Supplemental disclosures
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$229,900	$—	$—

Debt assumed in purchases of interests in rental property	$59,653,668	$—	$—

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business
      Columbia Equity Trust, Inc. (the “Company”) was incorporated on September 23, 2004 in the State of Maryland. The Company completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 12,000,000 shares of common stock at a price per share of $15.00, generating gross proceeds to the Company of $180,000,000. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs were approximately $163,347,000. On July 14, 2005, an additional 1,800,000 shares of common stock were sold at $15.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in additional net proceeds of $25,110,000 to the Company.
      The Company had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the IPO. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner and held a 92.83% partnership interest as of September 30, 2005. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
      Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. Prior to the completion of the IPO on July 5, 2005, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”) (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and Emerging Issues Task Force Issue No. 02-05, “Definition of ‘Common Control’ in relation to FASB Statement No. 141” provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
      The accompanying combined financial statements for Columbia Predecessor do not include certain investments in real estate entities owned by CCC, The Oliver Carr Company, Carr Holdings, LLC or affiliates that were not acquired by the Operating Partnership. CCC provided asset management services to the real estate entities invested in by Columbia Predecessor and to certain unrelated parties.

2.	Basis of Presentation and Summary of Significant Accounting Policies

a) Unaudited Interim Consolidated Financial Information
      The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

b) Principles of Consolidation
      The accompanying consolidated financial statements include all of the accounts of Columbia Equity Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated.

c) Cash and Cash Equivalents
      The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents.

d) Fair Value of Financial Instruments
      The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a mortgage note payable. The interest rate on the mortgage note payable is comparable to current interest rates and its carrying value approximates fair value. Due to the short maturities of the other financial instruments, the carrying value of these financial instruments also approximates fair value.

e) Revenue Recognition
      Income from rental operations is recognized on a straight-line basis over the term of the lease regardless of when payments are due. The lease agreements contain provisions that provide for additional rentals based on reimbursement of the tenants’ share of real estate taxes, insurance and certain common area maintenance costs. Additional rental revenues are recorded as the associated expense is incurred.
      Fee income consists of management fees and transaction fees. Management fees are based on a percentage of revenues earned by a property under management and are recorded on a monthly basis as earned. Transaction fees are based on a percentage of the transaction value and are recorded at the closing date of the transaction.

f) Investments in Rental Property
      Investments in rental property include land, buildings and tenant improvements. Land is recorded at acquisition cost. Buildings are recorded at cost and depreciated on straight-line basis over the estimated useful lives of its components, which range from 7.5 to 40 years. Tenant improvements are costs incurred to prepare tenant spaces for occupancy and are depreciated on a straight-line basis over the terms of the respective leases.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management does not believe that impairment indicators are present, and accordingly, no such losses have been included in the accompanying financial statements.
      In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company also considers the existence of identifiable intangibles relating to above and below market leases, in-place lease value and tenant relationships. The purchase price of the acquired property is allocated based on the relative fair values of the land, building (determined on an as-if vacant basis) and these identifiable intangibles.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)

g) Investments in Unconsolidated Real Estate Entities
      The Company uses the equity method to account for its investments in unconsolidated real estate entities because it has significant influence, but not control, over the investees’ operating and financial decisions. For purposes of applying the equity method, significant influence is deemed to exist if the Company actively manages the property, prepares the property operating budgets and participates with the other investors in the property in making major decisions affecting the property, including market positioning, leasing, renovating and selling or continuing to retain the property. None of the entities are considered variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The accounting policies of the unconsolidated real estate entities are the same as those used by the Company.
      Under the equity method of accounting, investments in partnerships and limited liability companies are recorded at cost, and the investment accounts are increased for the Company’s contributions and its share of the entities’ net income and decreased for the Company’s share of the entities’ net losses and distributions. For entities in which the Company is not a general partner and therefore has no risk other than its investment, once the investment account reaches zero, losses are no longer recognized, distributions received are recognized as income, and earnings from the entities are not recognized until such earnings exceed all unrecognized net losses plus the cash distributions received and previously recognized as income.
      The excess of the purchase price paid to acquire investments in unconsolidated real estate entities over the underlying book value of those entities has been allocated based on the fair values of the assets and liabilities of the underlying entities, and that portion which has been allocated to depreciable assets is being amortized to expense over the estimated life of the underlying assets. Amortization expense is included in equity in net loss of unconsolidated real estate entities.

h) Minority Interest
      Minority interest relates to the interests in the Operating Partnership that are not owned by the Company, which at September 30, 2005 amounted to approximately 7.17% (excluding the LTIP Units, discussed below) and consisted of 1,069,973 units of partnership interest in the Operating Partnership (“OP Units”). In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received OP Units.
      The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.
      Holders of OP Units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of our common stock on a one-for-one basis or, at the Company’s option, cash per OP Unit equal to the market price of our common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders.
      As of September 30, 2005, the Company had issued 290,000 LTIP Units, of which 35,000 are vested. LTIP Units are a special class of partnership interest in the Operating Partnership, which have been issued

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
under the Company’s 2005 Equity Compensation Plan. LTIP Units were granted by the Company at the Offering to the non-employee members of the Company’s Board of Directors (“Directors”), consultants to the Company (“Consultants”) and employees of the Company (“Employees”). Once fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may be redeemed by the holder for cash or, in the Company’s sole and absolute discretion, exchanged for shares of the Company’s common stock. It is the Company’s intention that all LTIP Units be redeemed for shares of the Company’s common stock. The value of LTIP Units that has been recognized as an expense is included in minority interest.

i) Share-Based Compensation
      The Company accounts for the award of equity instruments to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires an entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

j) New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153, which are effective for nonmonetary exchange transactions occurring in fiscal periods ending after June 15, 2005, require that nonmonetary exchanges be measured at the fair value of assets exchanged. Transactions that do not have any commercial substance are excluded from the statement. SFAS No. 153 did not have any material effect on the Company’s financial statements.
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
      On June 29, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). Issue 04-5, which also applies to limited liability companies (“LLC’s”) and limited liability partnerships (“LLP’s”), provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership, LLC, LLP or similar entity (collectively, “Limited Partnerships”). It is effective for all Limited Partnerships formed, or any pre-existing Limited Partnerships having partnership agreements modified, after June 29, 2005. All other Limited Partnerships must apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has reviewed all of its joint venture agreements and determined that consolidation of the Limited Partnerships in which the Company holds a general partner or managing member interest is not warranted because the limited partners or members have substantial kick-out or participating rights, as defined in Issue 04-5.

k) Income Taxes
      The Company intends to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the Federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
Federal income tax (including any alternative minimum tax) on its taxable income at regular corporate tax rates.

l) Management’s Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m) Segment Disclosure
      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company presently operates in only one business segment, that of acquisition, ownership and investment management of commercial real estate. The Company’s primary geographic area is the Greater Washington, D.C. metropolitan area, as defined above. No single tenant accounts for more than 10% of rental revenues.

n) Concentration of Credit Risk
      The Company maintains ownership interests in commercial office properties that are all located in the Greater Washington D.C. area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social climate affecting the communities in which the tenants operate.
      Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company maintains its cash and cash equivalents on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Although balances in an individual institution may exceed this amount, management does not anticipate losses from failure of such institutions.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS 128. The following table shows the calculation of basic and diluted EPS, which are calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the periods. The Company has adopted EITF Issue number 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“Issue 03-06”), which provides further guidance on the definition of participating securities. Pursuant to Issue 03-6, the Company’s OP Units and LTIP Units are considered participating securities and, if dilutive, are included in the computation of the Company’s basic EPS. For purposes of calculating diluted EPS, unvested LTIP Units are also considered to be participating securities and are included in the calculation of diluted EPS, if doing so would be dilutive. For the periods July 5, 2005 to September 30, 2005 and the nine months ended September 30, 2005, LTIP Units have been excluded from the basic and diluted EPS calculations because including these securities would be anti-dilutive. The OP Units have been excluded from the calculation of both primary and diluted EPS because their conversion to shares of common stock would not impact EPS, as the minority share of loss would be added back to the net loss. The calculation of primary and diluted net loss per share for the Company for the period July 5, 2005 to September 30, 2005 is set forth below.

	Columbia Equity	Columbia Equity
	Trust, Inc.	Trust, Inc.
	for the Period	Nine Months
	July 5, 2005 to	Ended
	September 30, 2005	September 30, 2005

Net loss	$(1,702,929)	$(1,703,629)

Weighted average shares outstanding	13,679,243	13,679,243

Basic and diluted earnings per share	$(0.12)	$(0.12)

4.	Offering Costs
      Costs, underwriting discounts and advisory fees of $18,543,000 related to the Company’s IPO have been reflected as a reduction of paid-in capital in the balance sheet of the Company as of September 30, 2005.

5.	Stock Split
      At the Company’s formation in September 2004, 1,000 shares of common stock were issued to a member of management for $1,000. On July 1, 2005 prior to the completion of the IPO, the Company effected a stock split in the form of a stock dividend (the “Stock Split”), issuing 62,334 additional shares with a fair value of $949,010, based on the IPO price of $15.00 per share. The Stock Split has been accounted for as a compensatory grant of vested shares. Compensation expense of $949,010 has been reflected in general and administrative expense in the Company’s statement of operations for the period July 5, 2005 to September 30, 2005.

6.	Acquisitions and Development
      On July 5, 2005, concurrent with the consummation of the IPO, the Company, through the Operating Partnership, acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Predecessor from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Also included in the formation transactions described above are the acquisitions from third parties of Loudoun Gateway IV and the Barlow Building. In addition to the properties acquired as part of the formation transactions, the Company also subsequently acquired 14700 Lee Road (“Lee Road”) and Park Plaza II from third parties. The acquisitions of wholly owned properties are summarized in the following table.

		Square	Date
Property	Location	Feet	Acquired	Purchase Price

Fair Oaks	Fairfax, Va.	126,949	7/5/05	$18,748,541
Greenbriar	Fairfax, Va.	111,721	7/5/05	15,989,785
Lee Road	Chantilly, Va.	84,652	8/23/05	24,051,830
Loudoun Gateway IV	Dulles, Va.	102,987	7/8/05	21,635,924
Meadows IV	Chantilly, Va.	148,160	7/5/05	28,593,301
Park Plaza II	Rockville, Md.	126,228	9/29/05	35,343,269
Sherwood Plaza	Fairfax, Va.	92,960	7/5/05	15,865,026

				$160,227,676

      The purchase price of the properties consists of cash paid to third parties of $99.5 million, debt assumed of $59.7 million, Operating Partnership Units issued to third parties with a fair value of $0.1 million and OP Units issued to Columbia Predecessor investors with a historical cost of $1.0 million.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of acquisition. The Company is in process of obtaining third party valuations which may affect the allocation of purchase price to the assets acquired and liabilities assumed. Additional adjustments, which are not expected to be material, may result when estimates made of at the time of closing are finalized.

Rental property	$137,500,000
Intangible assets	23,062,000
Other assets	3,279,000

Total assets acquired	163,841,000

Mortgage notes payable	59,654,000
Deferred credits	1,104,000
Other liabilities	2,509,000

Total liabilities assumed	63,267,000

Net assets acquired	$100,574,000

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes, on an unaudited pro forma basis, the results of operations of the acquired properties for the three months ended September 30, 2005 as if the acquisitions had all occurred concurrent with the completion of the IPO on July 5, 2005. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of the period presented. Similar pro forma results of operations information has not been provided for the nine months ended September 30, 2005 or for the three and nine months ended September 30, 2004 because the Company had no material operations prior to July 5, 2005 and was essentially a shell entity with no prior operating history.

	Pro Forma	Actual Results
	for the Three	for the Period
	Months Ended	July 5, 2005 to
	September 30, 2005	September 30, 2005

Revenues	$4,620,000	$3,275,916

Net loss	(1,553,000)	$(1,702,929)

Net loss per share	$(0.11)	$(0.12)

Weighted average number of shares outstanding	13,679,243	13,679,243

7.	Investments in Unconsolidated Real Estate Entities
      As part of completing the formation transactions described in Note 6, the Company acquired from the Columbia Predecessor certain minority ownership interests in office buildings and purchased additional interests in the properties from third party investors. Additionally the Company, as part of the formation transactions, purchased an interest in the Barlow Building from a third party. The acquisitions of interests in unconsolidated real estate entities are summarized in the following table.

		Square	Date	Purchase	Percent
Property	Location	Feet	Acquired	Price	Owned

1575 Eye Street	Washington, D.C.	210,372	7/5/05	$1,172,398	9.18%
Atrium	Alexandria, Va.	138,507	7/5/05	5,002,925	37.00%
Barlow Building	Chevy Chase, Md.	270,490	7/15/05	13,700,000	40.00%
Independence Center — I	Chantilly, Va.	275,002	7/5/05	2,539,006	14.74%
Independence Center — II	Chantilly, Va.	Land Only	7/5/05	380,783	14.74%
King Street	Alexandria, Va.	149,080	7/5/05	4,009,252	50.00%
Madison Place	Alexandria, Va.	108,252	7/5/05	5,990,270	50.00%
Suffolk Building	Falls Church, Va.	257,425	7/5/05	9,986,802	36.50%
Victory Point	Chantilly, Va.	147,743	7/5/05	925,335	10.00%

				$43,706,771

      The purchase price of the interests in unconsolidated real estate entities consisted of cash paid to third parties of $42.0 million, Operating Partnership Units issued to third parties with a fair value of $0.1 million and Operating Partnership Units issued to Columbia Predecessor investors with a historical cost of $1.6 million. The combined condensed balance sheet and statement of operations of the unconsolidated real estate entities are as follows.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
Combined Condensed Balance Sheet as of September 30, 2005

Assets
Investments in real estate	$293,298,951
Receivables and deferred rents	7,575,342
Other assets	50,547,278

Total assets	$351,421,571

Liabilities and Equity
Mortgage loans	$253,855,054
Other liabilities	15,544,247
Equity — Columbia Equity Trust, Inc.(a)	36,158,006
Equity — Other owners	45,864,264

Total liabilities and equity	$351,421,571

Combined Condensed Statement of Operations for the
Three Months Ended September 30, 2005

Revenues	$10,704,127

Operating and other	5,668,666
Depreciation	2,039,355
Interest	3,515,052

Total expenses	11,223,073

Net loss	$(518,946)

Company share of net loss	$(68,669)

(a)	Amount is less than the amount shown as investments in unconsolidated real estate entities on the consolidated balance sheet as of September 30, 2005, due to purchase price paid in excess of book value in the underlying real estate entities.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets
      The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of September 30, 2005.
     Intangible Assets

Above market leases	$4,058,597
Accumulated amortization	(548,559)

$3,510,038

In-Place leases	$14,538,308
Accumulated amortization	(1,148,985)

$13,389,323

Tenant relationships	$6,356,198
Accumulated amortization	(932,228)

$5,423,970

     Deferred Credits

Below market leases	$1,690,876
Accumulated amortization	(640,304)

$1,050,572

      The amortization of acquired above and below market in-place leases, included as a net decrease in revenues, totaled $34,260 for the period July 5, 2005 to September 30, 2005.
      The amortization of acquired lease assets and tenant relationships, included in depreciation and amortization expense, totaled $651,389 for the period July 5, 2005 to September 30, 2005.
      The estimated annual amortization of acquired above and below market in-place leases to be included as a net decrease in revenues for the period of July 5, 2005 to December 31, 2005 and each of the next five years is as follows.

2005 after July 5, 2005	$155,508
2006	484,374
2007	472,863
2008	415,098
2009	386,656
2010	313,565

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The estimated annual amortization of acquired in-place lease assets and tenant relationships to be included in amortization expense for the period of July 5, 2005 to December 31, 2005 and each of the next five years is as follows.

2005 after July 5, 2005	$1,585,514
2006	3,647,208
2007	3,358,398
2008	3,055,542
2009	2,808,494
2010	2,263,486

9.	Mortgage Note Payable
      In connection with the IPO and related formation transactions, the Company assumed a first mortgage note payable of $19,000,000, which bears interest at a rate of 4.95% and matures in 2011. Interest is payable monthly.

10.	Equity Compensation Plan
      The Company accounts for compensation expense related to grants of stock options and other share based incentive awards in accordance with SFAS No. 123(R), “Share-Based Payment”. On July 5, 2005, the Company awarded LTIP Units to Directors, Consultants and Employees, as set forth below. Once fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for shares of the Company’s common stock in the manner described in Note 2, above. It is the Company’s intention that only Company stock be exchanged for OP Units that are being redeemed. The LTIP Units granted to Directors and Consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to Employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. The aggregate value of the LTIP Units has not been reflected as unearned compensation within stockholders’ equity because the LTIP Units relate only to the Operating Partnership and, consequently, have been reflected as Minority Interest in the Company’s consolidated balance sheet as of September 30, 2005. As of September 30, 2005, $3,633,750 of the fair value of the LTIP Units granted to Employees remains to be recognized as expense.

	As of September 30, 2005

			Compensation
	LTIP Units	LTIP Units	Expense
Recipient Class	Granted	Vested	Recognized

Directors	20,000	20,000	$300,000
Consultants	15,000	15,000	225,000
Employees	255,000	—	191,250

	290,000	35,000	$716,250

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions
      The Company and Columbia Predecessor conduct business with the unconsolidated real estate entities in which they invest. The amounts of fees attributable to the percentage of the unconsolidated real estate entities owned by the Company and Columbia Predecessor have been eliminated from the accompanying consolidated financial statements and in the tables, below. Descriptions of the types of transactions between the Company, Columbia Predecessor, affiliates and unconsolidated real estate entities are as follows.

The Company and Columbia Predecessor receive asset management fees from unconsolidated and affiliated real estate entities, including the unconsolidated real estate entities included in the accompanying consolidated and combined financial statements. Asset management fees range from 1 to 2 percent of gross rents collected.

CCC receives transaction advisory fees in connection with the purchase, sale or debt placement for certain properties that it manages or advises, including amounts earned from the uncombined real estate entities and from affiliates.

The Company and Columbia Predecessor pay to rent office space from an affiliate and also pay monthly fees for office support services.
      The following table sets forth the transactions between the Company and Columbia Predecessor and affiliates.

	Columbia Equity	Columbia	Columbia
	Trust, Inc. for the	Predecessor for the	Predecessor for the
	Period July 5, 2005 to	Period July 1, 2005 to	Three Months Ended
Service	September 30, 2005	Through July 4, 2005	September 30, 2004

Asset management	$239,376	$—	$301,965
Transaction advisory(a)	—	—	338,848
Office space	36,161	—	35,045
Administrative services	15,000	129	22,021

	Columbia Equity	Columbia	Columbia
	Trust, Inc. for the	Predecessor for the	Predecessor for the
	Nine Months Ended	Period January 1, 2005 to	Nine Months Ended
Service	September 30, 2005	Through July 4, 2005	September 30, 2004

Asset management	$239,376	$701,194	$558,157
Transaction advisory(a)	—	737,162	691,598
Office space	36,161	89,391	105,948
Administrative services	15,000	45,129	74,871

(a)	Excludes success fees of $677,448 paid to CCC after July 4, 2005 for acquisition and debt placement advisory services provided to the Company as part of its purchases of Loudoun Gateway IV on July 8, 2005 and Barlow Building on July 15, 2005.

12.	Commitments and Subsequent Events
      During the third quarter of 2005 the Independence Center I joint venture, in which the Company owns a 14.74% interest, commenced development on Independence Center II (“Center II”) a 115,368 net rentable square foot office building in Chantilly, Virginia. The total cost of the development is expected to be approximately $24,500,000. Effective October 1, 2005, the Company contributed an 8.1% interest in the excess land of Independence Center I to form a new joint venture in Center II. In October 2005, Center II closed on a $15,700,000 construction loan.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On September 30, 2005, the Company declared a dividend of $0.12 per share which was paid on October 31, 2005, to stockholders of record as of October 14, 2005. OP and LTIP Unit holders concurrently received a distribution of $0.12 per Unit.
      On August 4, 2005 the Company entered into a material definitive agreement with Patrick Henry Associates, L.P. to acquire a four-story, approximately 99,000 square foot office building located in Newport News, Virginia (“PHCC”) for $14.6 million. The transaction will be funded with proceeds raised from the Company’s IPO and the assumption of an $8.5 million mortgage loan which bears interest at a fixed rate of 5.02% and matures in April 2009. The purchase of PHCC is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review.
      On November 11, 2005, the Company entered into a material definitive agreement (the “1025 Vermont Purchase Agreement”) with 1025 Vermont Investors, L.L.C. (“Investors”) an affiliate of Cambridge Holdings Limited Partnership (“Cambridge”) to acquire a twelve-story, approximately 115,000 square foot office building located in Washington, DC (“1025 Vermont”) for $34,300,000. The Company expects to fund a portion of the transaction proceeds from a revolving credit facility, for which we have a commitment, and the assumption of an approximate $19,000,000 mortgage loan which bears interest at 4.91% and matures in January 2010. The purchase of 1025 Vermont is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
      On November 11, 2005, the Company entered into a material definitive agreement (the “ELV Purchase Agreement”) with Carfax Enterprises Limited Partnership (“Carfax”), an affiliate of E.L. Vaduz Enterprises, Inc. (“ELV”) to acquire a two building portfolio (“ELV Portfolio”) which includes a four-story, approximately 50,000 square foot office building located in Alexandria, Virginia (“625 Slaters Lane”) and a three-story, approximately 65,000 square foot office building located in Oakton, Virginia (“Oakton Corporate Center”) for $26,850,000. The transaction is expected to be funded with proceeds from a revolving credit facility, for which we have commitment. The purchase of the ELV Portfolio is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of the financial condition and results of operations of Columbia Equity Trust, Inc. (the “Company”) and Columbia Equity Trust Predecessor Inc. (“Columbia Predecessor”) should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q and the financial statements and notes thereto contained in the prospectus, dated June 28, 2005 (the “Prospectus”), contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the Company’s initial public offering (“IPO”).
      Columbia Predecessor is not a legal entity but rather a combination of real estate entities and asset management operations under common ownership and management as described further below. References to “we,” “us” and “our” refer to Columbia Equity Trust, Inc. and its consolidated subsidiaries or Columbia Predecessor, as applicable.
Forward Looking Statements
      This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, the words “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “anticipate” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us at the time that we make such statements. Should one or more of these risks, uncertainties or events materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. Accordingly, investors should not place undue reliance on these forward looking statements.
      Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	general risks affecting the commercial office property industry (including, without limitation, the inability to enter into or renew leases, dependence on tenant’s financial condition and competition from other developers, owners, operators and managers of real estate);

•	risks associated with the availability and terms of financing and the use of debt, equity or other types of financings to fund acquisitions and developments;

•	failure to manage effectively (i) our growth, including the successful integration of recent and future acquisitions and (ii) our transition from a privately held to a publicly held company;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	risks associated with actual and threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with the potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws;

•	risks associated with possible federal, state and local tax audits;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in the Prospectus, including those described under the caption “Risk Factors.”
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
Overview and Recent Developments
      Columbia Equity Trust, Inc. is a self-advised and self-managed real estate company formed to succeed to the commercial office property business of Carr Capital Corporation (“Carr Capital”). We primarily focus on the acquisition, development, renovation, repositioning, ownership, management and operation of commercial office properties located predominantly in the Greater Washington, D.C. area. We closed our IPO and the over-allotment option granted to the underwriters on July 5, 2005 and July 14, 2005, respectively, selling in the aggregate 13.8 million shares of our common stock at a price to the public of $15.00 per share and raising net proceeds of approximately $188.4 million after deducting the underwriters’ discount, paying advisory fees and other offering expenses. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The formation transactions are described in detail in the prospectus contained in the Company’s Registration Statement on Form S-11 (Registration No. 333-122644, the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) in connection with the IPO. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner and held a 92.83% partnership interest as of September 30, 2005.
      Columbia Equity Trust, Inc. commenced operations on July 5, 2005. During the periods presented prior to the completion of the IPO on July 5, 2005 in the accompanying combined financial statements, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor are Carr Capital and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”), (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group.
      Through September 30, 2005, in addition to completing our Formation Transactions, we completed the acquisition of two additional commercial office properties totaling 210,880 net rentable square feet from unaffiliated third parties for an aggregate purchase price of approximately $59.4 million using the proceeds of our IPO.
      During July 2005, the joint venture that owns Independence Center I, a 275,002 net rentable square foot commercial office building in Chantilly, Virginia, commenced development on Independence Center II, an approximate 115,000 net rentable square foot office building adjacent to Independence Center I. The total cost of the development is expected to be approximately $24.5 million. In October 2005, a separate joint venture was formed to own Independence Center II. We maintain an 8.1% ownership interest in the

Independence Center II joint venture. The equity required to capitalize our share of the Independence Center II joint venture was approximately $713,000 and funded through proceeds from our IPO. The remaining costs of the project are expected to be funded through a $15.7 million construction loan that the joint venture closed in October 2005.
      At September 30, 2005, we owned 100% of seven commercial office properties and held partial ownership interests, ranging from 9% to 50%, in eight commercial office properties containing in the aggregate approximately 2.4 million net rentable square feet, all of which are located in the Greater Washington, D.C. area.
      On August 4, 2005 we entered into a definitive agreement with Patrick Henry Associates, L.P. to acquire a four-story, approximately 99,000 square foot office building located in Newport News, Virginia (“PHCC”) for $14.6 million. The transaction will be funded with proceeds from our IPO and the assumption of an $8.5 million mortgage loan which bears interest at a fixed rate of 5.02% and matures in April 2009. The purchase of PHCC is subject to customary closing conditions, including our satisfactory completion of a due diligence review. We expect to close the acquisition in the fourth quarter of 2005.
      Following the completion of our acquisition of PHCC, we will have utilized all of the net proceeds raised through our IPO.
      On November 11, 2005, the Company entered into a material definitive agreement (the “1025 Vermont Purchase Agreement”) with 1025 Vermont Investors, L.L.C. (“Investors”) an affiliate of Cambridge Holdings Limited Partnership (“Cambridge”) to acquire a twelve-story, approximately 115,000 square foot office building located in Washington, DC (“1025 Vermont”) for $34,300,000. The Company expects to fund a portion of the transaction proceeds from a revolving credit facility, for which we have a commitment, and the assumption of an approximate $19,000,000 mortgage loan which bears interest at 4.91% and matures in January 2010. The purchase of 1025 Vermont is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
      On November 11, 2005, the Company entered into a material definitive agreement (the “ELV Purchase Agreement”) with Carfax Enterprises Limited Partnership (“Carfax”), an affiliate of E.L. Vaduz Enterprises, Inc. (“ELV”) to acquire a two building portfolio (“ELV Portfolio”) which includes a four-story, approximately 50,000 square foot office building located in Alexandria, Virginia (“625 Slaters Lane”) and a three-story, approximately 65,000 square foot office building located in Oakton, Virginia (“Oakton Corporate Center”) for $26,850,000. The transaction is expected to be funded with proceeds from a revolving credit facility, for which we have a commitment. The purchase of the ELV Portfolio is subject to customary closing conditions, including the satisfactory completion by the Company of a due diligence review during its inspection periods.
      We own or hold our interests in the 15 properties currently in our portfolio (the “Initial Properties”) and conduct our business through our operating partnership, Columbia Equity, LP (the “Operating Partnership”), and its subsidiaries. We are the sole general partner of and owned a 92.83% interest in the Operating Partnership at September 30, 2005.
Office Market Commentary
      The results of our operations are significantly influenced by real estate and economic market conditions throughout the Greater Washington, D.C. area.
      During the third quarter of 2005, economic and real estate fundamentals in the Greater Washington, D.C. area remained solid. According to the CoStar Group, as of September 30, 2005:

•	Market-wide office vacancy levels improved for the ninth consecutive quarter to end at 9.5%.

•	Vacancy levels by region ended the quarter at 7.8% for the District of Columbia; 10.1% for suburban Maryland; and 10.5% for northern Virginia.

•	The average quoted asking rental rate for all classes of available office space was $30.61 representing a 1.3% increase in quoted rental rates from the end of the second quarter 2005 and a 4.0% increase over levels reported at the end of the third quarter of 2004.

•	There was approximately 13.6 million square feet of office space under construction at the end of the third quarter 2005 represented by 6.2 million square feet in the District of Columbia; 6.3 million square feet in northern Virginia, and 1.1 million square feet in suburban Maryland.

•	Sales activity of office buildings remained brisk during the first six months of 2005, the most recent time period for which this information is available. Total volume amounted to approximately $4.0 billion compared to $2.5 billion for the first six months of 2004.
      For the twelve months ended September 30, 2005, the Greater Washington, D.C. area led the nation in employment growth posting an increase of 79,400 in non-farm payrolls. The unemployment rate for the region as of September 30, 2005 was 3.3%, one of the lowest in the United States among major metropolitan areas. We believe the Greater Washington, D.C. area’s diversified base of businesses coupled with the favorable impact of government spending in the region has provided positive support for the region’s economy.
      Acquisition and leasing markets in the region remain competitive, however. We believe that the level of investment capital and number of potential acquirers for office properties has increased over the last several quarters. Similarly, the leasing environment continues to be characterized by meaningful concessions in the form of allocations for tenant improvements. To a much lesser extent, we have seen landlords provide a waiver of rent payments, also known as “free rent,” for some limited portion of the lease term.
      The following table presents occupancy levels for the three months ended June 30, 2005 and September 30, 2005 at each of our 15 office properties:

			Occupancy	Occupancy
		Net	as of	as of
	Ownership	Rentable	June 30,	September 30,
Property	Interest	Square Feet	2005	2005

Fair Oaks	100%	126,949	84%	84%
Greenbriar	100%	111,721	60%	83%
Sherwood Plaza	100%	92,960	91%	100%
Loudoun Gateway IV	100%	102,987	100%	100%
Meadows IV	100%	148,160	100%	100%
14700 Lee Road(1)	100%	84,652	—	100%
Park Plaza II(1)	100%	126,228	—	97%
King Street	50.0%	149,080	85%	86%
Madison Place	50.0%	108,252	79%	79%
Barlow Building	40.0%	270,490	96%	95%
Atrium Building	37.0%	138,507	100%	100%
Suffolk Building	36.5%	257,425	100%	100%
Independence Center	14.7%	275,002	91%	91%
1575 Eye Street	9.2%	210,372	99%	99%
Victory Point	10.0%	147,743	0%	0%

Totals(2)		2,350,528	92%	94%

(1)	14700 Lee Road and Park Plaza II were acquired during the third quarter of 2005.

(2)	Calculated as a weighted average based on net rentable square feet. Excludes the occupancy of Victory Point which was acquired vacant in March 2005 by Columbia Predecessor and is in the initial stages of leasing. The weighted average occupancy including Victory Point was approximately 88% and 86% at September 30, 2005 and June 30, 2005, respectively.

      You should be aware that when you read the Company’s financial statements and the information included above, office markets, in general, and our operations, in particular, are significantly affected by both macro and micro economic factors, including actual and perceived trends in various national and economic conditions that affect commercial real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. Such conditions could lead to a decline in property values.
Summary of Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Our significant accounting policies are described in the notes to our financial statements. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as described below.
      The critical accounting policies and estimates most significant to us are the subjective assessments management makes as to whether declines in the fair values of our investments in the real estate entities below their carrying amounts represent other-than-temporary impairments. When making these assessments, we consider our intent and ability to hold the investment until forecasted recovery in value, the severity of the impairment and its duration. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to income.
      The following are certain critical accounting polices and estimates which impact our Company.

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
      For purchases of real estate from third parties, the purchase is recorded at original cost. Pre-acquisition costs, including legal and professional fees and other third party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the property. Repairs and maintenance are charged to expense as incurred. If the purchase is made using our common stock or operating partnership units, then the fair value of the stock or units issued is used to determine the purchase price. We allocate the purchase price to the net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141,

“Business Combinations.” In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities.
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

Assets Held for Sale
      Should a decision be made to sell a property, the property would be accounted for as a disposal of a long lived asset under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In determining whether to classify an asset as held for sale, we consider whether (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the property is probable; (v) we are actively marketing the property for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
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

Investments in Unconsolidated Real Estate Entities
      For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest entity as defined in FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities.” If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46, the venture partner that absorbs a majority of the expected losses of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling voting interests. If we have the majority voting interest with the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling voting interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.

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
Results of Operations
      The results of operations for the three months ended September 30, 2005, represent our first quarter of operations and activities following completion of our IPO in July 2005. The results of operations set forth in the following discussion for the three and nine months ended September 30, 2004 and for the period from January 1, 2005 to July 4, 2005 contain the results of operations of Columbia Predecessor, that occurred prior to the completion of our IPO and various formation transactions. In addition, our results of operations cover the period from July 5, 2005 to September 30, 2005. Due to the timing of the IPO and the formation transactions, we do not believe that the results of operations discussed are necessarily indicative of our future operating results as a publicly-held company.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Base Rents
      Base rent revenues were $2.9 million for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any base rent revenue. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

Recoveries from Tenants
      Recoveries from tenants were $143,404 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any tenant recoveries. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

Fee Income
      Fee income decreased by $375,907, or 61.1%, to $239,376 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease was due primarily to a reduction in transaction fee volume of approximately $367,000 that occurred in the third quarter of 2004 associated with (1) the acquisition of Fair Oaks and (2) the re-financing of Independence Center I. We expect to receive less income in the future from transaction fees as we place a greater emphasis on income generated by our ownership interest in commercial office properties.

Property Operating Expenses
      Property operating expenses were $453,894 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

Utility Expenses
      Utility expenses were $227,586 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utility expenses. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

Real Estate Taxes and Insurance Expenses
      Real estate taxes and insurance expenses were $192,780 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expenses. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

General and Administrative Expenses
      General and administrative expenses increased by $445,521, or 95%, to $914,385 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was primarily due to additional on-going general and administrative expense costs attributable to operations as a public company.

Share-based Compensation Cost
      Share-based compensation costs were $1.7 million for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. The increase was due to: (1) a one time compensation expense of $949,010 associated with a stock split at the IPO in the form of a stock dividend to a member of management who held 1,000 shares of common stock, resulting in the issuance of 62,334 additional shares of common stock with a fair value of $949,010 based on the IPO price; (2) a one-time expense of $525,000 associated with the immediate vesting of 35,000 LTIP units which were granted at the IPO to directors, employees and consultants; (3) the amount of $191,250 representing the amortization of the LTIP Units over five years; and (4) the amount of $34,800 accrued as a distribution of $0.12 per unit to all holders of LTIP Units.

Depreciation and Amortization Expenses
      Depreciation and amortization expenses were $1.8 million during the three months ended September 30, 2005, compared to $3,026 for the three months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate depreciation expense. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to completion of our IPO.

Interest Income
      Interest income increased by $440,083 to $444,063 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is primarily due to interest earned on a portion of the IPO proceeds following the completion of our IPO.

Interest Expense
      Interest expense increased by $226,997 to $229,247 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was due to interest expense associated with our Meadows IV property in which we acquired a 100% interest in connection with our IPO.

Equity in Net Income (Loss) of Unconsolidated Real Estate Entities
      Equity in net income (loss) of unconsolidated real estate entities decreased by $354,131, or 135%, to $(92,003) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease was primarily due to: (1) approximately $98,000 in expenses resulting from the amortization of the excess carrying amount of our investment in unconsolidated real estate entities due to the increase in our ownership interests in unconsolidated real estate entities as a result of the formation transactions; (2) the acquisition of an interest in Victory Point in March 2005 resulting in additional equity in net losses of approximately $116,000; and (3) our increased ownership percentage in Madison Place resulting in additional equity in net losses of approximately $123,000.

Minority Interest
      Minority interest increased to $131,486 for the three months ended September 30, 2005 from $0 for the three months ended September 30, 2004. The increase represents our minority partners’ interests in the net loss for the quarter. These minority interests were created in connection with our IPO and related formation transactions.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Base Rents
      Base rent revenues were $2.9 million for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any base rent revenue. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

Recoveries from Tenants
      Recoveries from tenants were $143,404 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any tenant recoveries. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

Fee Income
      Fee income increased by $0.5 million, or 37%, to $1.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due primarily to transaction fees associated with: (1) the financing of the Suffolk Building and Victory Point; and (2) increased asset management fees associated with Columbia Predecessor’s residential condominium conversion project that was not contributed to us, in which Columbia Predecessor acquired an ownership interest in August 2004.

Property Operating Expenses
      Property operating expenses were $453,894 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

Utility Expenses
      Utility expenses were $227,586 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utility expenses. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

Real Estate Taxes and Insurance Expenses
      Real estate taxes and insurance expenses were $192,780 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expenses. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

General and Administrative Expenses
      General and administrative expenses increased by $1.2 million, or 100%, to $2.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily due to increased staffing levels in advance of our IPO and additional on-going general and administrative expense costs attributable to operations as a public company.

Share-based Compensation Cost
      Share-based compensation costs were $1.7 million for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. The increase was due to: (1) a one time compensation expense of $949,010 associated with a stock split at the IPO in the form of a stock dividend to a member of management who held 1,000 shares of common stock, resulting in the issuance of 62,334 additional shares of common stock with a fair value of $949,010 based on the IPO price; (2) a one-time expense of $525,000 associated with the immediate vesting of 35,000 LTIP units which were granted at the IPO to directors, employees and consultants; (3) the amount of $191,250 representing the vested amortization of LTIP Units which vest over five years; and (4) the amount of $34,800 accrued as a distribution of $0.12 per unit to all holders of LTIP Units.

Depreciation and Amortization Expenses
      Depreciation and amortization expenses were approximately $1.8 million during the nine months ended September 30, 2005 compared to $8,348 for the nine months ended September 30, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate depreciation expense. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO offering and the acquisition of two additional wholly owned properties subsequent to the completion of our IPO.

Interest Income
      Interest income increased to $463,941 for the nine months ended September 30, 2005 from $9,483 for the nine months ended September 30, 2004. The increase is primarily due to interest earned on funds held by us following the completion of our IPO.

Interest Expense
      Interest expense increased to $233,747 for the nine months ended September 30, 2005 from $6,750 for the nine months ended September 30, 2004. The increase was due to interest expense associated with our Meadows IV property in which we acquired a 100% interest in connection with our IPO.

Equity in Net Income of Unconsolidated Real Estate Entities
      Equity in net income of unconsolidated real estate entities increased by approximately $1.8 million to $2.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily due to approximately $2.3 million in income recognized by a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest. This project was not contributed to us. The income from the condominium conversion project was offset partially by: (1) approximately $98,000 in expenses resulting from the amortization of the excess carrying amount of our investment in unconsolidated real estate entities due to the increase in our ownership interests in unconsolidated real estate entities as a result of the formation transactions; (2) the acquisition of an interest in Victory Point in March 2005 resulting in additional equity in net losses of approximately $116,000; and (3) our increased ownership percentage in Madison Place resulting in additional equity in net losses of approximately $123,000.

Minority Interest
      Minority interest increased to $131,486 for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. The increase represents our minority partners’ interests in the net loss for the period. These minority interests were created in connection with our IPO and related formation transactions.
Cash Flows

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
      Net cash provided by operating activities increased to $137,624 for the nine months ended September 30, 2005 compared to $29,763 for the nine months ended September 30, 2004. The increase was primarily due to increases in our operating cash flows resulting from office real estate investment properties, joint venture interests and management contracts acquired by us from Columbia Predecessor and other parties at our IPO and related formation transactions. After adjusting for non-cash compensation expenses, the above mentioned acquisitions increased our net income and depreciation and amortization expenses which were partially offset by decreases in accounts receivable, deferred leasing costs and prepaid expenses.
      Net cash used in investing activities decreased to approximately $(143.0) million for the nine months ended September 30, 2005 compared to $(6,108) for the nine months ended September 30, 2004. The decrease was primarily due to approximately $138.9 million paid to acquire interests in rental property and purchases of interests in unconsolidated real estate entities.
      Net cash provided by financing activities increased to approximately $147.9 million for the nine months ended September 30, 2005 compared to $(378,354) for the nine months ended September 30, 2004. The increase was primarily due to the net proceeds received from our IPO, which was partially offset by the repayment of approximately $40.7 million of mortgage loans.
Liquidity and Capital Resources
      We utilized a portion of the net proceeds from our IPO in July 2005 to acquire ownership interests in 15 commercial office properties for approximately $138.9 million and to repay approximately $40.7 million of indebtedness associated with several of the properties. After giving effect to the completion of our IPO, the subsequent repayment of indebtedness from the proceeds therefrom and additional acquisitions made during the third quarter of 2005, we had total indebtedness, including our pro rata share of joint venture indebtedness, of approximately $96.7 million as of September 30, 2005.
      We have a commitment from a financial institution for a two year, $50 million secured revolving credit facility that will bear interest at LIBOR plus 110 to 135 basis points. The facility will have a one-year extension option subject to certain conditions, and we will have the option, subject to lender consent, to increase the facility to $100 million. Availability under this facility is based upon the value of properties pledged as collateral. We expect that the revolving credit facility will be documented and available to draw upon by November 30, 2005. We intend to use borrowings under the credit facility to, among other things, finance future acquisitions and development of commercial office properties.

Short-Term Liquidity Requirements
      Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses including:

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
      We expect to meet our short-term liquidity requirements generally through cash provided from operations, our working capital, the remaining proceeds from our IPO and by drawing upon the revolving credit facility described above. Upon completion of our expected acquisition of PHCC in the fourth quarter of 2005, we will have used all of the proceeds from our IPO.
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

Long-Term Liquidity Requirements
      Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and other financing alternatives. We also intend to fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, as well as by potentially raising equity capital through joint ventures. We may also issue Operating Partnership Units to fund a portion of the purchase price for some of our future property acquisitions.
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
      We believe that our properties generally are well-maintained and do not require significant capital improvements, with the exception of Victory Point in which we maintain a 10% interest. During the quarter we commenced on a renovation program that will include upgrades to the building’s common areas and building systems. We expect the total cost of this renovation to be approximately $2.0 million, which will be funded through additional proceeds from a loan to the joint venture that owns the property secured by a first deed of trust mortgage on the property.
      On September 29, 2005, the Company completed the acquisition of Park Plaza II, a six-story, approximately 126,200 square foot office building located in Rockville, Maryland. The property is subject to a ground lease with a remaining term, including extension options, of 71 years. The current annual rent payable under the ground lease is $332,968.

Cash Distribution Policy
      We will elect to be taxed as a REIT under the Code commencing with our short taxable year beginning July 5, 2005 and ending on December 31, 2005. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our taxable income to our stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code, of 1986, as amended (the “Code”) and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. Our taxable REIT subsidiary, Columbia TRS Corporation, will be subject to federal, state and local taxes. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code, and we may be required to borrow money or sell assets to pay out enough money to satisfy the distribution requirements.

Inflation
      Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring tenants to pay their share of increases in operating expenses, including common area maintenance, real estate taxes and insurance as defined in the individual lease agreements. This reduces our exposure to increases in costs and operating expenses resulting from inflation. To the extent tenants are not required to pay operating expenses, we may be adversely impacted by inflation.
Geographic Concentration
      The properties in which we maintain an ownership interest are located in Washington, D.C., Virginia and Maryland. We may make selected acquisitions or develop properties outside our focus market of the Greater Washington, D.C. area from time to time as appropriate opportunities arise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
      The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. In the past, the Company has used derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings. As a policy, the Company does not use derivatives for trading or speculative purposes and would only enter into contracts with major financial institutions based on their credit rating and other factors. We have no interest rate protection, or “cap,” agreements in place as of the date of this filing.
      Upon completion of the IPO in July 2005, we paid off various debt outstanding and also assumed debt associated with the acquisition of certain of our initial properties.
      Our pro rata share of outstanding variable rate debt was $1.5 million as of September 30, 2005.
      For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. We estimate our pro rata share of the fair value of fixed rate debt outstanding at September 30, 2005 to approximate the carrying value as of that date.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from Registered Securities
      The Company closed the IPO of its common stock on July 5, 2005. The managing underwriters of the IPO were Wachovia Capital Markets, LLC, Robert W. Baird & Co., Incorporated, A.G. Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Ferris, Baker Watts, Incorporated and Wells Fargo Securities, LLC. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Form S-11 Registration Statement (SEC File No. 333-122644) that was declared effective by the Securities and Exchange Commission on June 28, 2005. All 13,800,000 shares of common stock registered under the registration statement (including 1,800,000 sold toe underwriters to cover over-allotments) were sold at a price to the public of $15.00 per share. The aggregate gross proceeds from the shares of common stock sold by us were $207 million. The aggregate net proceeds to us from the IPO were approximately $188.4 million after deducting approximately $14.5 million in underwriting discounts and advisory fees and approximately $4.1 million in other expenses incurred in connection with the IPO. All of the shares of common stock were sold by us, and there were no selling stockholders in the IPO.
      Of the aggregate net proceeds from our IPO, approximately $141.0 million was used to purchase from third parties ownership interests in 15 commercial office properties (the “Initial Properties”) and approximately $40.7 million was used to repay mortgages on certain of the acquired properties (collectively the “Formation Transactions”). We intend to use the remaining net proceeds to fund the purchase price of Patrick Henry Corporate Center. Upon completion of our acquisition of Patrick Henry Corporate Center, we will have used all of the net proceeds from our IPO.
Unregistered Securities
      On July 5, 2005, in connection with the formation transactions, Columbia Equity, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, issued 1,069,973 operating partnership units (including 2,528 units issued to adjust the purchase price based on actual closing results) in Columbia Equity, LP (“Units”), of which the Company is the sole general partner (the “Operating Partnership”), in connection with the Formation Transactions. Holders of Units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of our common stock on a one-for-one basis or, at our option, cash per unit equal to the market price of our common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. Prior to July 5, 2005, no Units were outstanding. We have agreed to register with the Securities and Exchange Commission the Units issued in the formation transactions beginning one year from the date of issuance, or July 5, 2006. Units cannot be redeemed prior to July 5, 2006. These Units were issued in accordance with the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
      Also on July 5, 2005, the Operating Partnership issued 290,000 LTIP Units to directors, officers and certain employees and consultants of the Company under the Company’s 2005 Equity Compensation Plan. The LTIP Units are convertible, with certain vesting restrictions, into Units on a one-for-one basis.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
3.2	Amended and Restated Bylaws of the Registrant Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
4.1	Specimen Common Stock Certificate
4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
10.1	Purchase Agreement, by and between Opus Real Estate Virginia III, L.L.C. and Carr Capital Corporation, dated June 17, 2005.
10.2	Membership Units Purchase Agreement, by and between Park Plaza Partners, L.L.C. and Columbia Equity Trust, Inc., dated as of August 9, 2005.
10.3	First Amendment to Membership Units Purchase Agreement, by and between Park Plaza Partners, L.L.C. and Columbia Equity Trust, Inc., dated as of September 8, 2005.
10.4	Loan Agreement, by and among Barlow Enterprises LLC as borrower, 5454 Wisconsin Inc. as guarantor, and General Electric Capital Corporation as lender, dated as of July 15, 2005.
10.5	First Amendment to Purchase Agreement, by and between Opus Real Estate Virginia III, L.L.C. and Carr Capital Corporation, dated July 25, 2005.
10.6	Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 4, 2005.
10.7	First Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 11, 2005.
10.8	Second Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 31, 2005.
10.9	Third Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated October 27, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Mr. Oliver T. Carr, III.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Mr. John A. Schissel.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Mr. Oliver T. Carr, III and Mr. John A. Schissel.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA EQUITY TRUST, INC.

By:	/s/ Oliver T. Carr, III

Oliver T. Carr, III
President and Chief Executive Officer
Date: November 14, 2005

By:	/s/ John A. Schissel

John A. Schissel
Executive Vice President and
Chief Financial Officer
Date: November 14, 2005

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
3.2	Amended and Restated Bylaws of the Registrant Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
4.1	Specimen Common Stock Certificate
4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/ A (Registration No. 333-122644) filed on June 24, 2005).
10.1	Purchase Agreement, by and between Opus Real Estate Virginia III, L.L.C. and Carr Capital Corporation, dated June 17, 2005.
10.2	Membership Units Purchase Agreement, by and between Park Plaza Partners, L.L.C. and Columbia Equity Trust, Inc., dated as of August 9, 2005.
10.3	First Amendment to Membership Units Purchase Agreement, by and between Park Plaza Partners, L.L.C. and Columbia Equity Trust, Inc., dated as of September 8, 2005.
10.4	Loan Agreement, by and among Barlow Enterprises LLC as borrower, 5454 Wisconsin Inc. as guarantor, and General Electric Capital Corporation as lender, dated as of July 15, 2005.
10.5	First Amendment to Purchase Agreement, by and between Opus Real Estate Virginia III, L.L.C. and Carr Capital Corporation, dated July 25, 2005.
10.6	Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 4, 2005.
10.7	First Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 11, 2005.
10.8	Second Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated August 31, 2005.
10.9	Third Amendment to Purchase and Sale Agreement, by and between Patrick Henry Associates, L.P. and Columbia Equity Trust, Inc., dated October 27, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.