Form 10-K
period 2005-12-31
Columbia Equity Trust, Inc.
filed 2006-03-31
CIK 1316710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-32536
COLUMBIA EQUITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1978579
(State of incorporation)	(I.R.S. Employer Identification Number)

1750 H Street, NW, Suite 500 Washington, DC (Address of principal executive offices)	20006 (Zip Code)
(202) 303-3080
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered

Common Stock, $0.001 par value per share	New York Stock Exchange
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          ☐ Large Accelerated Filer          ☐ Accelerated Filer          ☑  Non-Accelerated Filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at December 31, 2005, held by those persons deemed by the registrant to be non-affiliates, was approximately $222,801,362.
      As of March 15, 2006, there were 13,863,334 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Definitive Proxy Statement relating to the May 12, 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

Columbia Equity Trust, Inc.
Form 10-K Annual Report
For the Year Ended December 31, 2005

Forward Looking Statements
      This Annual Report on Form 10-K, including the information contained herein under “Item 7”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, the words “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “anticipate” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us at the time that we make such statements. Should one or more of these risks, uncertainties or events materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. Accordingly, investors should not place undue reliance on these forward looking statements.
      Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	general risks affecting the commercial office property industry;

•	risks associated with the availability and terms of financing and the use of debt, equity or other types of financings;

•	failure to manage effectively (i) our growth and (ii) our transition from a privately held to a publicly held company;

•	risks and uncertainties affecting property development and construction;

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	risks associated with actual and threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and potential liability for uninsured losses and environmental contamination;

•	risks associated with the potential failure to qualify as a REIT; and

•	the other risk factors identified in “Item 1A” under the caption “Risk Factors.”
      The risks set forth above, as well as those risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission, are not exhaustive. New risk factors may emerge from time to time, and it is not possible for management to predict all risk factors. Management cannot assess the impact of all risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this annual report.

PART I

ITEM 1.	BUSINESS
General
      As used herein, the terms “we,” “us,” “our” or the “company” refer to Columbia Equity Trust, Inc., a Maryland corporation, and our subsidiaries, including Columbia Equity, LP, a Virginia limited partnership (our “Operating Partnership”), and, when the context applies, Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”), our predecessor.
      Columbia Equity Trust, Inc. is a self-advised and self-managed real estate company. We focus primarily on acquiring, renovating, repositioning, developing, owning, managing and operating commercial office properties in the Greater Washington, D.C. area.
      As of December 31, 2005, we:

•	owned interests in 17 commercial office properties consisting of approximately 2.5 million square feet and one development property, including:

•	100% fee simple ownership in eight properties totaling approximately 831,000 square feet of net rentable area;

•	a 100% leasehold interest in an approximately 126,000 square foot office building in North Rockville, Maryland (the property is subject to a ground lease with a remaining term, including extension options, of 70 years);

•	partial interests ranging from 9% to 50% in eight office properties totaling approximately 1.6 million square feet of net rentable area; and

•	an 8.1% joint venture interest in an approximately 115,000 square foot office building development adjacent to our Independence Center I property.

•	provided asset management services to related parties for three office buildings containing approximately 690,000 net rentable square feet and two hotel properties containing approximately 610 rooms.
      We were formed in September 2004 and commenced operations on July 5, 2005 after completing our initial public offering (“IPO”). Our IPO consisted of the sale of 13,800,000 shares of common stock, including 1,800,000 shares sold pursuant to the underwriters’ exercise of an over-allotment option. The offering price was $15.00 per share resulting in gross proceeds of $207,000,000. The proceeds to us, net of underwriters’ discount, financial advisory fees and other offering expenses, were approximately $188.4 million. In connection with our IPO, we completed certain formation transactions pursuant to which we acquired interests in 13 properties and five asset management agreements (collectively, the “Formation Transactions”), which we completed on July 15, 2005.
      Upon completion of the IPO, we succeeded to the commercial office property business of Carr Capital Corporation (“Carr Capital”), a recognized owner and operator of commercial office properties in the Greater Washington, D.C. area. Carr Capital was founded in 1994 by our chairman, president and chief executive officer, Oliver T. Carr, III, and our senior vice president and director of acquisitions, Clinton D. Fisch. We own all of our interests in our properties and conduct all our business through Columbia Equity, LP, our operating partnership. At December 31, 2005, we were the general partner of, and owned a 92.8% interest in, Columbia Equity, LP.
      Our senior management team has an average of over 18 years of individual experience in real estate and capital markets, including substantial experience investing in, acquiring, financing, repositioning, managing and leasing office properties and raising equity and debt capital.
      We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for our short taxable year ended on December 31, 2005, upon filing our federal income tax return for that year. We have formed Columbia TRS Corporation, or Columbia TRS, as a taxable REIT subsidiary. We conduct asset management, development and other activities through Columbia TRS to the extent necessary to maintain our REIT status. The income of our taxable REIT subsidiaries is subject to taxation at normal corporate rates.
2005 Highlights Since Our Initial Public Offering
      The following is a summary of our significant events for the period July 5, 2005 through December 31, 2005:

•	During July 2005, the joint venture that owns Independence Center I, an approximately 275,002 net rentable square foot commercial office building in Chantilly, Virginia, commenced development on Independence Center II, an approximately 115,000 net rentable square foot office building adjacent to Independence Center I. The total cost of the development is expected to be approximately $24.5 million. In October 2005, a separate joint venture was formed to own Independence Center II. We maintain an 8.1% ownership interest in the Independence Center II joint venture. The equity required to capitalize our share of the Independence Center II joint venture was approximately $713,000 and funded through proceeds from our IPO. The remaining costs of the project are expected to be funded through a $15.7 million construction loan that the joint venture closed in October 2005. As of December 31, 2005, approximately $7.5 million, or 31%, of total joint venture project costs had been expended. The project is expected to be completed in September 2006.

•	On August 23, 2005, we completed the acquisition of 14700 Lee Road in Fairfax, Virginia for a purchase price of approximately $24.0 million, net of transaction costs. The acquisition was funded 100% with proceeds from our IPO. The property contains approximately 85,000 net rentable square feet of space and was 100% leased to one tenant as of December 31, 2005.

•	On September 29, 2005 we completed the acquisition of a 100% leasehold interest in the Park Plaza II office building in Rockville, Maryland for a purchase price of $35.0 million, net of transaction costs. The acquisition was funded 100% with proceeds from our IPO. The property contains approximately 126,000 net rentable square feet of space and was 98% leased to seven tenants as of December 31, 2005. The property is subject to a ground lease with a remaining term, including extension options, of 70 years.

•	On November 28, 2005, we closed on a $75,000,000 secured, revolving credit facility, which we use to finance acquisitions and for other general corporate purposes. We refer to this secured revolving credit facility in this Annual Report as our credit facility.

•	On December 1, 2005, we completed the acquisition of Patrick Henry Corporate Center in Newport News, Virginia for a purchase price of $14.5 million, net of transaction costs. The transaction was funded with proceeds from our IPO and the assumption of an $8.5 million mortgage loan which bears interest at a fixed rate of 5.02% and matures in April 2009. The property contains approximately 99,000 net rentable square feet of space and the property was 92% leased to ten tenants as of December 31, 2005.

•	On December 7, 2005, we entered into a material definitive agreement to acquire Georgetown Plaza, a five-story, approximately 151,000 square foot multi-tenant office and retail building located in Washington, D.C. for approximately $23,500,000. The ownership of Georgetown Plaza is subject to a ground lease which expires in December 2058. We expect to fund the transaction with proceeds from our revolving line of credit and the assumption of an approximately $16.1 million mortgage loan which bears interest at a fixed rate of 5.78% and matures in June 2013. The purchase of Georgetown Plaza is subject to customary closing conditions, including the satisfactory completion by us of a due diligence review during our inspection periods.

•	On December 9, 2005, we completed the acquisition of Oakton Corporate Center in Oakton, Virginia for a purchase price of $16.0 million, net of transaction costs. The transaction was funded with borrowings under our credit facility. The property contains approximately 65,000 net rentable square feet of space and was 100% leased to three tenants as of December 31, 2005.

•	Since our IPO through December 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.26 per common share and unit, representing a dividend of $0.12 for the third quarter that was paid in October 2005, and a dividend of $0.14 for the fourth quarter that was paid in January 2006. The fourth quarter dividend of $0.14 is equivalent to an annualized dividend of $0.56 per share and unit.
Subsequent Events
      On January 12, 2006, we completed the acquisition of 1025 Vermont Avenue in Washington, D.C. for a purchase price of approximately $34.1 million, net of transaction costs. The transaction was funded with borrowings under our credit facility and the assumption of a $19.0 million mortgage loan which bears interest at 4.91% and matures in January 2010. Subsequent to the closing of the acquisition, the lender for the mortgage loan advanced an additional $3.5 million in loan proceeds resulting in an outstanding balance of $22.5 million. Concurrent with the increase in loan proceeds, the interest rate was re-set to a fixed rate of 5.11%. The additional loan proceeds were used to repay amounts outstanding under our credit facility. The property contains approximately 115,000 net rentable square feet of space and was 97% leased to 27 tenants at the time of acquisition.
      On February 16, 2006, we completed a $24.3 million, ten-year mortgage financing at a rate of 5.53% per annum that matures in March 2016. The financing requires monthly payments of interest-only at a fixed interest rate of 5.53% through March 2012 and monthly payments of principal and interest from April 2012 through February 2016 based on a fixed interest rate of 5.53% and a 360 month amortization schedule. The financing is secured by our leasehold interest in Park Plaza II.
      On March 15, 2006, we entered into a material definitive agreement to acquire a two-story, approximately 41,400 square foot office building (the “Chubb Building”) located in Reston, Virginia for $11,575,000. The property is subject to a mortgage loan with an outstanding principal balance of approximately $7.4 million which bears interest at a fixed rate of 8.28% and matures in February 2010. We expect to fund the transaction with proceeds from our revolving line of credit and either the assumption of the existing mortgage financing or with new mortgage financing. The property includes additional land for development. The purchase of the Chubb Building is subject to customary closing conditions, including the satisfactory completion of a due diligence review during its inspection periods.
Our Business Strategy
      Our goal is to generate attractive, long-term risk-adjusted investment returns for our stockholders through:

•	Investing in Small-to-Medium Size Office Buildings. We invest principally in small-to-medium size office properties with an initial cost between $10 million and $60 million as we believe these properties present opportunities for attractive, risk-adjusted returns due to the lower degree of institutional focus on this segment of the office market.

•	Selective and Strategic Geographic Focus. We focus primarily on the Greater Washington, D.C. commercial office property market to take advantage of the strong economic and demographic characteristics of that market, leverage our local market expertise and relationships and create economies of scale through the clustering of properties.

•	Intensive and Efficient Asset Management. We intensively manage each of our properties through active property leasing and targeted capital improvements, which may include re-positioning or redeveloping certain properties, while maintaining efficiency through the outsourcing of non-strategic property functions.

•	Strategic Joint Ventures. We selectively enter into joint ventures where appropriate to leverage our equity returns through fees and disproportionate cash flow distributions, as well as manage the risks associated with certain properties that may be inappropriate to wholly own due to size or vacancy levels.

•	Recycling Capital. We evaluate individual properties in our portfolio to assess their future potential growth against current market values. If we believe that we have maximized a property’s value potential, we will look to sell or recapitalize the property and reinvest the profit generated from the sale or recapitalization into new investments that offer improved earnings potential for our stockholders.

•	Maintain Investment Flexibility. When the market for new acquisitions remains competitive, we will consider allocating additional capital into development and alternative investment structures, including, equity joint ventures and mezzanine debt, which may offer investment yields above those provided through wholly owned property acquisitions. In addition, we will consider investments in contiguous markets, as well as investments in mixed-use properties, that provide an appropriate investment yield premium.
Our Acquisition and Development Strategy
      We follow a disciplined approach to evaluating investment opportunities, targeting office investment opportunities that are priced attractively relative to comparable properties, offer the potential for long-term value creation, and generate above-market earnings. We also concentrate our efforts on acquiring properties that may present complex ownership or tax structures, that if overcome, can offer a return premium for our investors.
      Our investment strategy focuses on office properties that fall generally into one of the following two categories: value-added and core.
      We generally define “value-added” office properties to be properties which have: (1) a moderate-to-high risk profile due to current vacancy levels or a relatively high level of near-term lease expirations, (2) a lower percentage of investment returns received from current income, and (3) greater potential for near-to-intermediate-term capital appreciation as compared to a core property, described below. The additional risk associated with value-added investments generally results from identifiable issues such as market inefficiencies or historically substandard management.
      We generally will acquire a “value-added” property only if it meets the following investment criteria:

•	recovering sub-market fundamentals;

•	in-place rents below market with ability to re-lease at market rents during the holding period; and

•	ability to reposition the asset through pro-active leasing, targeted capital improvements, management and/or recapitalization strategies.
      We generally define “core” office properties to be properties which have: (1) a lower risk profile due to limited near-term leasing risk, (2) a higher percentage of investment return received from current income, and (3) the ability to generate long-term capital appreciation.
      We generally will acquire a “core” property only if it meets the following investment criteria:

•	significant in-place occupancies;

•	limited lease rollover exposure; and

•	attractive valuation to competing properties on a relative basis.
      We selectively pursue development opportunities where we believe such opportunities will result in a favorable risk-adjusted return on investment. In general, we commence development primarily when economic conditions are favorable and the development site is located in a stable sub-market where demand for office space currently exceeds, or is expected to exceed within the development time horizon, available space.
      We rely on our management team’s extensive market knowledge and long-standing business and personal relationships in the Greater Washington, D.C. office market to identify commercial office properties for acquisition or development. Upon acquisition, we aggressively manage each property in accordance with a strategic plan developed during our pre-acquisition due diligence.
Our Operating Strategy
      We self-manage our portfolio, meaning that we retain the decision making authority and strategic planning responsibility for the assets that we own. We have also entered into a non-exclusive arrangement with the Trammell Crow Company, one of the largest diversified commercial real estate services companies in the United States, to perform routine day-to-day property functions for certain of our properties. Our arrangement with the Trammell Crow Company is cancelable on 30 days notice by either party and provides that the Trammell Crow Company is responsible, with our oversight, for all property level accounting, risk management (insurance), lease administration and physical maintenance and repairs. We believe this structure is optimal for a firm of our size as it is scalable and enables us to integrate newly acquired properties without incurring upfront personnel costs. As of December 31, 2005, Trammell Crow provided property management services for 15 of our 17 properties.
      Leasing for our portfolio is assigned on a property-by-property basis to third-party brokerage firms based on their demonstrated track record and knowledge of the sub-markets in which our properties are located.
Target Markets
      Our primary market is the Greater Washington, D.C. area which comprises, as of December 31, 2005, the third largest office market in the United States, with approximately 370 million square feet of commercial office space in over 5,600 individual office properties in the following regions:

•	the District of Columbia;

•	Northern Virginia, including, but not limited, to Arlington, Fairfax, Loudoun, Prince William and Stafford counties, and all the cities included within these counties; and

•	Suburban Maryland, including, but not limited, to Montgomery, Prince George’s, Calvert, Charles and Frederick counties, and all the cities included within these counties.
      As the home of the U.S. Government, the Greater Washington, D.C. area is one of the country’s primary centers for national and international business, law and politics. The federal government’s presence provides stability for the economy through both direct employment and the procurement of goods and services, and generates approximately one-third of the area’s gross regional product, serving as a powerful generator of employment and income and tempering the negative impact of national economic cycles on the region. Owing to its highly educated work force, the region’s economy is diversified further by an extensive professional and business services market which includes concentrations of knowledge-based firms in biotechnology, telecommunications, computer, information services, management services, media and data communications.
      In addition to the Greater Washington, D.C. area, we also consider investments in contiguous markets that offer attractive economic fundamentals. We broadly define these contiguous markets as extending from Baltimore, Maryland to the Hampton Roads market in Virginia.
      At December 31, 2005, we owned one property, Patrick Henry Corporate Center in Newport News, Virginia, located outside the Greater Washington, D.C. area.
Competition
      The commercial real estate market is highly competitive. We compete with other REITs, other public and private real estate companies, and private real estate investors in acquiring properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing space available at our properties to prospective tenants.

Properties
      At December 31, 2005, we maintained ownership interests in 17 commercial office properties containing an aggregate of approximately 2.5 million net rentable square feet of space and one development property.
      The following summarizes our existing portfolio at December 31, 2005:

					Occupancy as of
					12/31/2005 (1)

		Net Rentable Area	Pro Rata Share of	Rent as a %	In-Service	All
Ownership Type	Properties	(Square Feet)	Annualized Rent(2)	of Portfolio	Properties	Properties

Wholly Owned	9	957,188	$20,441,832	63.2%	95%	95%
Joint Venture(3)	8	1,557,166	11,920,382	36.8%	94%	85%

Total/Weighted Average	17	2,514,354	$32,362,214	100.0%	94%	89%

(1)	Properties acquired with occupancy levels of 65% or less are not considered In-Service until the earlier of one year from the date of acquisition or once occupancy exceeds 65%. In-Service occupancy information excludes Victory Point which was acquired through a joint venture in March 2005 and was 100% vacant at December 31, 2005.

(2)	Annualized rent is calculated by multiplying by a factor of twelve the actual contractual monthly base rent at December 31, 2005 for each tenant. For joint venture properties, annualized rent represents our pro rata share of annualized rent based upon our percentage ownership interest in each property.

(3)	Information set forth in this table excludes our 8.1% ownership interest in the joint venture that owns the Independence Center II development property.

      The following table sets forth information related to the properties we owned or in which we had an ownership interest, at December 31, 2005:

									Our Pro
									Rata
									Share of
									Total
									Annualized
									Rent as a
									% of our
				Year Acquired		Net Rentable		Total	Total
	Ownership			by Columbia	Year Built/	Area (Square	Occupancy at	Annualized	Annualized
Property(1)	Interest	Tenancy	Market	or Predecessor	Renovated	Feet)	12/31/2005	Rent(2)	Rent(3)

14700 Lee Road	100%	Single Tenant	Northern Virginia	2005	2000	84,652	100%	$2,084,580	6.4%
Fair Oaks	100%	Multi-Tenant	Northern Virginia	2001	1985	126,949	84%	2,450,448	7.6%
Greenbriar	100%	Multi-Tenant	Northern Virginia	2001	1985-1998	111,721	82%	1,977,960	6.1%
Loudoun Gateway IV	100%	Single Tenant	Northern Virginia	2005	2002	102,987	100%	1,532,448	4.8%
Meadows IV	100%	Multi-Tenant	Northern Virginia	2004	1988-1997	148,160	100%	3,216,852	9.9%
Oakton	100%	Multi-Tenant	Northern Virginia	2005	1985	64,648	100%	1,676,964	5.2%
Park Plaza II(4)	100%	Multi-Tenant	Suburban Maryland	2005	2001	126,228	98%	3,716,760	11.5%
Patrick Henry	100%	Multi-Tenant	Newport News, VA	2005	1989	98,883	92%	1,716,312	5.3%
Sherwood Plaza	100%	Multi-Tenant	Northern Virginia	2000	1984	92,960	100%	2,069,508	6.4%
King Street	50%	Multi-Tenant	Northern Virginia	1999	1984-2004	149,080	87%	3,879,540	6.0%
Madison Place	50%	Multi-Tenant	Northern Virginia	2003	1989	108,252	79%	2,237,256	3.5%
Barlow Building	40%	Multi-Tenant	Suburban Maryland	2005	1966-2001	270,562	94%	8,800,164	10.8%
Atrium Building	37%	Multi-Tenant	Northern Virginia	2004	1978-1999	138,507	100%	3,951,096	4.5%
Suffolk Building	37%	Single Tenant	Northern Virginia	2005	1964-2003	257,425	100%	6,358,800	7.2%
Independence Center	15%	Multi-Tenant	Northern Virginia	2002	1999	275,002	92%	5,702,076	2.6%
1575 Eye Street	9%	Multi-Tenant	Washington, D.C.	2002	1979	210,372	99%	7,836,036	2.2%
Victory Point	10%	Multi-Tenant	Northern Virginia	2005	1989-2005	147,966	0%	—	0.0%

Total/ Weighted Average(5)						2,514,354	94%	$59,206,800	100%

(1)	Information set forth in this table excludes our 8.1% ownership interest in the joint venture that owns the Independence Center II development property.

(2)	Annualized rent is calculated by multiplying by a factor of twelve the actual contractual monthly base rent at December 31, 2005 for each tenant. Total annualized rent includes our joint venture partners’ pro rata share of contractual base rent.

(3)	Represents the percentage of our pro rata share of annualized rent (which is based upon our percentage ownership interest in each property) divided by our total pro rata share of annualized rent of our portfolio.

(4)	The property is subject to a ground lease with a remaining term, including extension options, of 70 years.

(5)	Excludes the occupancy of Victory Point which was acquired vacant in March 2005 by Columbia Predecessor through a joint venture. The weighted average occupancy including Victory Point was approximately 89% at December 31, 2005.
Tenant Information
      Our portfolio is currently leased to more than 200 tenants, many of which are nationally recognized firms or government agencies. No single tenant accounts for more than 10% of rental revenues. The following table presents information regarding our 15 most significant tenants based on our pro rata share of annualized rents as of December 31, 2005:

					Columbia’s Pro Rata
					Share(3)		Weighted
							Average
		Number		Gross		Percentage of	Remaining
		of	Total Leased	Annualized	Annualized	Annualized	Lease Term
Tenant(1)	Industry	Properties	Square Feet	Base Rent(2)	Base Rent	Base Rent	(years)

General Dynamics Corp.(4)	Defense	2	101,373	$2,559,780	$2,559,780	7.9%	4.5
United States Government(5)	Federal Government	5	269,800	8,140,836	1,954,201	6.0%	6.2
CACI, Inc.	Gov. Contracting	1	74,255	1,694,472	1,694,472	5.2%	3.9
Institutional Shareholder Services	Professional — Advisory	1	53,780	1,657,476	1,657,476	5.1%	6.6
America Online, Inc.(6)	Technology	1	102,987	1,532,448	1,532,448	4.7%	6.1
Online Resources Corporation	Technology/Banking	1	73,905	1,522,380	1,522,380	4.7%	8.6
Northrop Grumman(7)	Defense	2	239,635	5,242,236	1,440,056	4.4%	6.7
TKC Communications	Gov. Contracting	1	112,874	3,139,020	1,145,742	3.5%	3.5
Vance International	Professional — Security	1	41,968	1,066,728	1,066,728	3.3%	6.0
SI International	Gov. Contracting	1	23,980	826,116	826,116	2.6%	6.0
Oliff & Berridge	Professional — Legal	1	76,872	2,116,728	783,189	2.4%	5.2
Opus East	Real Estate	1	20,545	539,916	539,916	1.7%	4.7
J. Spargo & Associates	Professional — Management	1	21,955	528,276	528,276	1.6%	8.9
Long & Foster Real Estate	Professional — Real Estate	3	28,843	667,920	518,400	1.6%	2.7
Patten, Wornom, Hatten	Professional — Legal	1	25,606	402,276	402,276	1.2%	5.1

Totals/Weighted Average			1,268,378	$31,636,608	$18,171,456	55.9%	5.6

(1)	Actual tenant obligated under the respective lease may be a subsidiary of entity named.

(2)	Gross Annualized Base Rent is the monthly contractual base rent as of December 31, 2005 multiplied by 12.

(3)	Represents our pro rata share of tenant’s annualized base rent based on our percentage ownership interest in the property or properties in which the tenant pays rent.

(4)	A subsidiary of General Dynamics is obligated under the lease which currently expires in February 2011. Tenant has the one time right to terminate the lease with respect to 42,326 square feet in February 2008 subject to 12 months prior notice and certain termination penalties.

(5)	The General Services Administration, which leases 144,551 square feet in the Suffolk Building, has the right to terminate its lease in 2010, subject to six months notice. The lease currently expires in 2013.

(6)	America Online’s lease currently expires in December 2012. Tenant has option to terminate its lease in 2010 subject to nine months notice and a lease termination payment of one year’s base rent. America Online is the sole tenant in our Loudoun Gateway IV property.

(7)	A subsidiary of Northrop Grumman has the option to terminate a portion of its lease for 118,421 square feet in whole or in part in 2009, subject to three months notice.

Lease Expirations
      The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2005. Unless otherwise stated in the footnotes to the table, the information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

	Number of Leases										Columbia’s
	Expiring		Square Footage of Leases Expiring				Annualized Base Rent of Leases Expiring(1)				Pro Rata Share(2)

										Percentage
					Total	Percentage				of Total		Percentage
	Wholly	Joint	Wholly	Joint	Square	of Total	Wholly	Joint	Total	Portfolio		of
	Owned	Venture	Owned	Venture	Footage	Leased	Owned	Venture	Annualized	Annualized	Annualized	Annualized
Year	Properties	Properties	Properties	Properties(3)	Expiring	Square Feet	Properties	Properties(3)	Base Rent	Base Rent	Base Rent	Base Rent

2005	—	2	—	7,247	7,247	0.3%	$—	$238,716	$238,716	0.4%	$70,941	0.2%
2006	7	26	43,621	72,997	116,618	5.2%	969,732	2,460,960	3,430,692	5.8%	1,923,061	5.9%
2007	6	21	16,739	63,557	80,296	3.6%	373,116	1,955,748	2,328,864	3.9%	1,019,415	3.2%
2008	13	30	59,997	116,731	176,728	7.9%	1,423,872	4,071,804	5,495,676	9.3%	2,451,622	7.6%
2009	18	26	203,149	245,705	448,854	20.1%	4,593,612	6,726,660	11,320,272	19.1%	6,894,735	21.2%
2010	16	31	55,777	147,475	203,252	9.1%	1,268,340	5,231,964	6,500,304	11.0%	2,200,908	6.8%
2011 (4)	12	20	189,111	132,474	321,585	14.4%	4,587,072	4,740,288	9,327,360	15.8%	6,359,161	19.6%
2012 (5)	16	10	216,009	43,495	259,504	11.6%	4,614,048	1,306,752	5,920,800	10.0%	5,198,133	16.1%
2013 (6)	3	18	19,294	176,738	196,032	8.8%	468,396	3,938,880	4,407,276	7.4%	1,931,256	6.0%
2014 (7)	2	24	76,816	270,741	347,557	15.6%	1,592,976	6,547,836	8,140,812	13.7%	3,100,298	9.6%
2015	3	15	8,919	43,310	52,229	2.3%	121,560	1,346,016	1,467,576	2.5%	703,838	2.2%
2016	2	4	17,737	6,380	24,117	1.1%	429,108	199,344	628,452	1.1%	508,846	1.6%

	98	227	907,169	1,326,850	2,234,019	100.0%	$20,441,832	$38,764,968	$59,206,800	100.0%	$32,362,214	100.0%

(1)	Annualized Base Rent is the monthly contractual base rent as of December 31, 2005 multiplied by 12.

(2)	Represents our pro rata share of annualized base rent based on our percentage ownership interest in the property or properties in which the lease expiration occurs.

(3)	Includes both our share and our joint venture partners’ share.

(4)	A subsidiary of General Dynamics is obligated under the lease which currently expires in February 2011. Tenant has the one time right to terminate the lease with respect to 42,326 square feet in February 2008 subject to 12 months prior notice and certain termination penalties.

(5)	America Online’s lease currently expires in December 2012. Tenant has option to terminate its lease in 2010 subject to nine months notice and a lease termination payment of one year’s base rent.

(6)	The General Services Administration which leases 144,551 square feet in the Suffolk Building, has the right to terminate its lease in 2010, subject to six months notice. The lease currently expires in 2013.

(7)	A subsidiary of Northrop Grumman has the option to terminate a portion of its lease for 118,421 square feet in whole or in part in 2009, subject to three months notice.
Environmental Matters
      Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, cleanup and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose cleanup responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, cleanup and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment in that property.

      Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.
      Prior to closing any property acquisition, if appropriate, we obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs or other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We believe that our properties are in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of our properties.
Regulation
      Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. The tenants are generally responsible for any additional amounts required to conform their construction projects to the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.
Insurance
      Our properties are covered by comprehensive liability, casualty, flood and rental loss insurance. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice, and that our properties are covered adequately by insurance. Our properties are also covered by terrorism insurance. Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future.

Employees
      As of March 15, 2006, we had 12 employees. We believe that our relations with our employees are good.
Available Information
      We maintain a website, http://www.columbiareit.com, which contains additional information concerning our company. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit and the Nominating, Corporate Governance and Compensation Committees are also available on our website and are available in print to any stockholder upon request in writing to Columbia Equity Trust, Inc., c/o Secretary, 1750 H Street, NW, Suite 500, Washington, DC 20006. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings.
      Our principal offices are located at 1750 H Street, NW, Suite 500, Washington, D.C. 20006. Our telephone number at that location is (202) 303-3080.

ITEM 1A.	RISK FACTORS
      Investing in our company involves various risks, including the risk that you might lose your entire investment. The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below may also materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.
Risk Related to Our Business and Properties

Substantially all of our properties are located in the Greater Washington, D.C. area, making us vulnerable to changes in economic conditions in that region, including the adverse impact of decreased government spending.
      Substantially all of our properties are located in the Greater Washington, D.C. area which exposes us to greater economic risks than if we owned properties in several geographic regions. The economic condition of this region may depend on one or more industries and, therefore, an economic downturn in one of these industry sectors may significantly affect the occupancy, rental rates and value of our properties. In particular, economic conditions in our market are directly affected by federal government spending. Any resulting oversupply or reduced demand for commercial office space in the Greater Washington, D.C. area would therefore have a disproportionate negative impact on our profitability and limit our ability to make distributions to our stockholders.
      During the past year, the United States Department of Defense has indicated that it plans to reduce the amount of space that it leases within the Greater Washington, D.C. area, which may result in a significant reduction in the demand for leased office space in certain sub-markets.
      Specifically, in May 2005, the Department of Defense recommended that the Missile Defense Agency be relocated to the Redstone Arsenal in Alabama as part of the Base Realignment and Closure initiative (“BRAC”). The General Services Administration leases approximately 144,551 square feet of space at the Suffolk Building for use by the Missile Defense Agency, representing approximately 56% of the property’s square footage. In addition, TKC Communications, under an exclusive contract with the Missile Defense Agency, leases the remaining 112,874 square feet in the Suffolk Building, representing approximately 44% of the property’s square footage. These leases represent approximately 7.2% of our pro rata share of annualized base rent at December 31, 2005.
      If the BRAC recommendation for vacating the Suffolk Building is followed, it is unlikely that TKC Communications will renew its lease upon expiration on June 30, 2009. It is also likely that the General Services Administration will elect to terminate its lease, pursuant to the terms of the lease, at any time after December 16, 2010, upon six months notice. If we are unable to locate suitable replacement tenants for the Suffolk Building, our profitability and ability to make distributions to our stockholders will be adversely affected.

Our executive officers have limited experience operating a public company or a REIT, which could increase our general and administrative costs and reduce our cash available for distributions.
      Our senior executive officers have limited experience operating a public company or a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions. In addition, managing a public company requires compliance with numerous laws and regulations which may not be applicable to a private company. As a result, we may initially incur higher general and administrative expenses than our competitors that are managed by persons with experience operating a public company or a REIT, which would reduce our net income and cash available for distribution.

We have experienced, and expect to experience in the future, significant growth and may not be able to adapt our management and operational systems to properly integrate additional properties without unanticipated significant disruption or expense.
      In connection with our formation transactions, we acquired 13 properties in July 2005 and have subsequently acquired five additional properties and an interest in a development property, and we intend to make a significant number of investments in office properties in the future. As a result of our recent and anticipated future growth, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. Our future acquisitions will generate additional operating expenses that we will be required to pay. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. Our failure to successfully integrate any future property acquisitions into our portfolio could cause significant disruption or costs, which in turn could reduce our profitability and limit our ability to make distributions to our stockholders.

We may be unable to renew expiring leases, lease vacant space or re-lease space on a timely basis or on comparable or better terms, which could significantly decrease our cash flow.
      Leases representing approximately 6.2% of our annualized contractual base rent on a pro rata basis at December 31, 2005 expire on or before December 31, 2006. Current tenants may not renew their leases upon the expiration of their terms. Alternatively, current tenants may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations. Moreover, the terms of a renewal or new lease may be less favorable than the current lease terms. Any of these factors could cause a decline in lease revenue, which could have a negative impact on our profitability and limit our ability to make distributions to our stockholders.

We may be impacted by our tenants’ failure to make lease payments, which could cause a significant decrease in our revenues.
      Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or their default under their leases. In particular, local economic conditions and factors affecting the industries in which our tenants operate may affect our tenants’ ability to make lease payments to us. From time to time, one or more tenants may be in default under their leases with us. Currently, tenants representing an immaterial amount of lease revenue at our properties are in default under their leases. Upon a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
      We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us or that existing tenants in default will cure such default. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may negatively impact our profitability and our ability to meet our financial obligations.

Properties owned in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturer’s financial condition and disputes between us and our co-venturers.
      As of March 15, 2006, we had investments in eight joint ventures, none of which we control. We may also co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments involve risks not present with a property wholly owned by us. Risks related to these investments include:

•	one or more of our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions (in which event we and any other remaining general partners, members or co-venturers would generally remain liable for the liabilities of the partnership, joint venture or other entity);

•	one or more of our partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals;

•	one or more of our partners or co-venturers may be in a position to take actions contrary to our instructions, requests, policies or objectives (including those related to our qualification as a REIT for tax purposes);

•	disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; or

•	most of our joint venture agreements contain provisions that could require us to buy our partner’s interest or sell our interest or the property or project at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.
      Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could cause unanticipated significant disruption to our operations or unanticipated costs and liability, which could in turn adversely affect our financial condition, results of operations and cash flow and thereby limit our ability to make distributions to our stockholders.
      Ownership interests in our joint ventures generally are non-transferable to unaffiliated third parties unless all partners consent to the transfer. Pursuant to our joint venture agreements for three of our properties, a change in control of our company is defined as a non-transferable event requiring the prior consent of our joint venture partners. As a result, the ownership interest transfer restrictions pursuant to the joint venture agreements for these three properties may have the effect of discouraging a third party from acquiring us, which could result in our stockholders receiving less than our then-prevailing market price.

If The Barlow Corporation fails to qualify as a REIT, we may fail to qualify as a REIT.
      As part of our formation transactions in July 2005, we acquired a 40% interest in a limited liability company that owns more than 99% of The Barlow Corporation, which owns the Barlow Building. The Barlow Corporation will elect to be taxed as a REIT for its taxable year ended December 31, 2005. If The Barlow Corporation fails to qualify as a REIT, we would fail to qualify as a REIT, unless we qualified for certain statutory relief provisions. Any such failure to qualify also may prevent us from qualifying as a REIT for any of the following four taxable years.

The substantial corporate tax on “built-in gain” that would be recognized in connection with a sale of the Barlow Building before December 31, 2010 would substantially reduce the funds available for distribution to our stockholders.
      The Barlow Building is owned by The Barlow Corporation, which prior to our acquisition of a 40% interest in such entity, was a subchapter S corporation. In connection with our acquisition, through a joint venture interest, of a 40% interest in The Barlow Corporation, the subchapter S election was terminated. The Barlow Corporation will make an election to be taxed as a REIT for the taxable year ended December 31, 2005. If The Barlow Corporation disposes of the Barlow Building in a taxable transaction before December 31, 2010, The Barlow Corporation will pay a substantial corporate level tax on its “built-in gain” (approximately $40 million) that existed when The Barlow Corporation made the S election. That corporate level tax would reduce the funds that The Barlow Corporation has to distribute to the limited liability company in which we own a 40% interest and, in turn, would reduce the funds that we have available for distribution to our stockholders.

We could recognize a substantial amount of taxable income in connection with a sale of the Barlow Building.
      We acquired our interest in the Barlow Building in our formation transactions through an investment in a 40% interest in a limited liability company that owns more than 99% of the outstanding shares of The Barlow Corporation. A subsidiary of the limited liability company merged into The Barlow Corporation in a cash merger that is treated for tax purposes as the acquisition by the joint venture of the shares of The Barlow Corporation. As a result, the tax basis of the Barlow Building was not stepped up to fair market value and is substantially below the price paid for the Barlow Building. Due to the low tax basis on the Barlow Building, if The Barlow Corporation disposes of the Barlow Building in a taxable transaction, we would recognize a substantial amount of taxable income that could exceed our share of the net cash proceeds from the sale. Furthermore, because the other investors in The Barlow Corporation are tax-exempt investors, such investors will likely be less sensitive to the tax implications of a sale of the Barlow Building and may seek a sale of the Barlow Building by The Barlow Corporation, even if such a sale is not in our best interest.
      In order to avoid the adverse tax impact of a sale of the Barlow Building by The Barlow Corporation, our most efficient liquidity event with respect to our investment in the Barlow Building will be a sale of our limited liability company interests in the joint venture that owns more than 99% of the outstanding stock of The Barlow Corporation or the limited liability company’s sale of the stock of The Barlow Corporation. Our interests in the limited liability company or the stock of The Barlow Corporation may not be readily marketable. There can be no assurance that our joint venture partner will honor its obligations to purchase our interests in the limited liability company or that the price we will receive for such interests will represent fair value.

The representations and warranties in the merger agreement for the Barlow Building did not survive closing and we may have no recourse against the sellers for breaches of the representations and warranties or unknown liabilities.
      In our formation transactions, we acquired a 40% interest in a limited liability company that formed a subsidiary to merge with The Barlow Corporation. The Barlow Corporation owns the Barlow Building and survived the merger. Prior to the merger, The Barlow Corporation had elected to be taxed as an S corporation. The Barlow Corporation made certain representations and warranties as to its tax status and other matters in the merger agreement. However, pursuant to the terms of the merger agreement, the representations and warranties of The Barlow Corporation did not survive the closing of the merger. As a result, neither we nor the limited liability company in which we invested have recourse against the stockholders of The Barlow Corporation for breaches of representations and warranties in the merger agreement which may become known since the closing of the merger. Specifically, The Barlow Corporation was organized over 40 years ago, and, while its current principal business is ownership of the Barlow Building, The Barlow Corporation has been engaged in other businesses and had other assets and liabilities during its history, and there can be no assurance that there are no contingent or unknown liabilities that survived the merger, including tax liabilities for failure to qualify as an S corporation. Contingent and unknown liabilities of The Barlow Corporation could adversely affect the value of our investment in the Barlow Building.

We compete with other parties for tenants and property acquisitions, and many of these parties have substantially greater resources than we have.
      Our business strategy contemplates expansion through acquisition. The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including substantially larger REITs, for the acquisition, development and leasing of properties. Some of these companies are national or regional operators with far greater resources than we have. Competition may make it more difficult or costly for us to make suitable investments on favorable terms in the future. Competition in a particular area also could negatively impact our ability to lease our properties or to increase or maintain rental rates. If we are unable to make suitable investments on favorable terms, experience lower occupancy or are unable to increase or maintain rental rates, our returns on investment and profitability may be reduced.

We may not be successful in identifying suitable acquisitions that meet our criteria, which may impede our growth.
      A central part of our business strategy is expansion through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria or in completing acquisitions or investments on satisfactory terms. Failure to identify or complete acquisitions could slow our growth, which could in turn reduce the amount of cash available for distributions to our stockholders.

We may invest in properties in other real estate markets outside the Greater Washington, D.C. area where we have no experience.
      We currently own only one property outside the Greater Washington, D.C. area in Newport News, Virginia. We may make additional selected acquisitions or develop properties outside our focus market of Greater Washington, D.C. from time to time as appropriate opportunities arise. Our historical experience primarily is in the Greater Washington, D.C. market, and we may not be able to operate successfully in other market areas. We may be exposed to a variety of risks if we continue to invest in new markets, including:

•	a lack of market knowledge and understanding of the local economies;

•	an inability to identify promising acquisition or development opportunities;

•	an inability to obtain qualified development and construction personnel; and

•	an unfamiliarity with local government and permitting procedures.
      Any of these factors could cause us to incur costs greater than anticipated outside our focus market and limit the success of our acquisition and development strategy, which could in turn reduce our profitability and limit our growth.

Certain of the joint venture agreements to which we are a party restrict our ability to make investments within geographic markets in which the joint venture owns property which could restrict our ability to make attractive investments.
      Our joint venture agreements with JP Morgan Investment Management, Inc., or JPMIM, contain provisions that restrict our ability to engage in new business ventures, including acquisitions or developments of commercial office properties, within specified market areas in proximity to the property owned by the joint venture. In particular, we cannot undertake investments or development of properties within these specific areas unless we first offer the investment opportunity to JPMIM on terms similar to those in our existing joint ventures with JPMIM. As a result, we may be unable to pursue attractive investment opportunities on a wholly owned basis or with other joint venture partners in these specified areas, which may limit our acquisition and development activities in attractive sub-markets within the greater Washington, D.C. area.

Development and construction risks could adversely affect our profitability.
      We may selectively develop new properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the risk of being unable to obtain, or suffer delays obtaining, necessary leases permits or authorizations, unexpected construction costs and inability to obtain financing on favorable terms.
      Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.

Newly developed and acquired properties may not produce the cash flow that we expect, which could harm our overall financial performance.
      In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our financial projections with respect to a new property are inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. When we acquire a property, we often plan to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property. Any of these factors could result in our overpayment for a property, which could in turn reduce our profitability and returns on investment.

We have agreements for the management of certain of our properties, for certain corporate and administrative services and for corporate headquarters space. The termination of one or more of these agreements could cause us to pay higher costs for those services and office space.
      In June 2004, we entered into a non-exclusive arrangement with the Trammell Crow Company to perform all routine day-to-day property management functions for certain of our properties. Under individual property management agreements, the Trammell Crow Company is responsible, with our oversight, for all property level accounting, risk management (insurance), lease administration, and physical maintenance and repairs. The joint venture that owns the 1575 Eye Street property, in which we own an interest, has an agreement with CarrAmerica Realty Corporation to provide property management and leasing services. A sibling of our chairman, president and chief executive officer is chairman and chief executive officer of CarrAmerica Realty Corporation. We also have an agreement with The Oliver Carr Company, which is owned by the father of our chairman, president and chief executive officer, for office space and certain administrative functions. If one or all of these agreements are terminated, we could face a substantial disruption in our operations and an increase in costs incurred for management of our properties, for certain corporate and administrative services and for corporate headquarters space. Such an increase could negatively impact our financial condition and limit the amount of cash available for distribution to our stockholders.

Our debt service obligations may have a negative impact on our ability to make distributions to our stockholders, pursue our business plan and maintain our REIT status and our management and board of directors have discretion to increase the amount of our outstanding debt at any time without approval of our stockholders.
      We do not have a policy limiting the amount of debt that we may incur, although we have established 55% – 60% as the target range for our total debt-to-market capitalization, including our pro rata share of joint venture debt. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. As of December 31, 2005, our total indebtedness was approximately $126.9 million, including our pro rata share of joint venture indebtedness, and we may incur significant additional debt to finance future acquisition and development activities. Many of our debt obligations will require lump-sum principal payments in the future instead of, or in addition to, periodic principal payments pursuant to a fixed amortization schedule. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification.

If we were to default on our secured debt in the future, the loss of any property securing the debt would adversely affect our business.
      A substantial portion of our debt is currently secured by first mortgage deeds of trust on our properties. Our cash flow may be insufficient to make required payments of principal and interest on our debt. Any default in payment of our indebtedness or violation of any covenants in our loan documents could result in our debt obligations being immediately due and payable and possible loss of property to foreclosure. A default under a loan with cross default provisions could result in default on other indebtedness. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Our debt agreements impose limits on our operations and our ability to make distributions to our stockholders.
      The agreements relating to the debt we have incurred contain financial and operating covenants, including net worth requirements, debt service coverage and other debt ratios, and other limitations on our ability to make distributions or other payments to our stockholders, sell assets or engage in mergers, consolidations or make certain investments or acquisitions. Failure to comply with these covenants could result from, among other things, changes in our results of operations, incurrence of debt or changes in general economic conditions. Borrowings under our credit facility are subject to borrowing base requirements and other covenants. These covenants may restrict our ability to fund our operations and conduct our business. Failure to comply with any of these covenants could result in a default under one or more of our debt agreements. A default could cause one or more of our lenders to accelerate the timing of payments which could force us to dispose of one or more of our properties, possibly on disadvantageous terms.

Variable rate debt subjects us to interest rate risk.
      We have a revolving credit facility that bears interest at a variable rate. We may incur additional variable rate debt in the future. If so, increases in interest rates on variable rate debt would increase our interest expense, which could reduce our net earnings and cash available for payment of our debt obligations and distributions to our stockholders.

If we originate mezzanine loans, it will subject us to the unique risks of a mezzanine lender, including the risk associated with having a subordinated position relative to other creditors with respect to the collateral underlying the loans we make or acquire.
      We may originate mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Because the investment may become unsecured as a result of foreclosure by the senior lender, these types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income producing real property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
      A mezzanine lender has some of the same risks as a traditional real estate lender such as lender liability. In addition, a mezzanine lender may increase these risks by pursuing remedies on default that afford greater control over the operations of the borrower, especially if the mezzanine lender exercises its authority as a managing or co-managing member. Courts have discretion to decline to enforce loan features that purport to limit or modify a mortgagor’s right to redeem real estate after a mortgage default and before foreclosure by paying off the loan, and thus some remedies specified in our mezzanine loans may be unavailable to us. In addition, a borrower may allege that being in the position to control the borrowing entity creates duties by the lender to the borrower, including fiduciary-like duties that may conflict with the lender’s actions to exercise its remedies. Finally, to be able to protect its mezzanine loan, a mezzanine lender may have to advance additional funds to cure defaults on senior loans. In such circumstances, we may incur additional costs and allocate resources that divert attention from our core operations.
Risks Related to Our Organization and Structure

We may experience conflicts of interest with our chairman, president and chief executive officer and certain of our executive officers relating to their ownership of operating partnership units.
      Our directors and executive officers may have conflicting duties because, in their capacities as our directors and executive officers, they have a duty to us, and in our capacity as general partner of our operating partnership, they have a fiduciary duty to the limited partners. Each of our directors and executive officers is a limited partner of our operating partnership. These conflicts of interest could lead to decisions that are not in our best interest. Conflicts may arise when our interests and the interests of the limited partners of the operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of certain properties or the repayment of indebtedness.
      We may experience conflicts of interest with certain members of our senior management team who are also limited partners in our operating partnership relating to the disposition and operation of certain of our properties. Oliver T. Carr, III, our chairman, president and chief executive officer, and Clinton D. Fisch, our senior vice president and director of acquisitions, received, directly or indirectly through their affiliates, 232,099 and 98,188 operating partnership units, respectively, in exchange for our acquisition of their interests in our initial properties in connection with our formation acquisitions. Messrs. Carr and Fisch have unrealized gains associated with their interests in certain of our properties, and, as a result, any sale of such assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing such assets may cause adverse tax consequences to Messrs. Carr and Fisch. These individuals may not recommend or otherwise be supportive of the taxable disposition or refinancing of the properties when it might otherwise be in our interest to do so.

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
      Our future success depends, to a significant extent, upon the continued services of our senior management team, including Messrs. Carr and Fisch, our senior vice president and director of acquisitions, Christian H. Clifford, our chief financial officer, John A. Schissel, and our chief accounting officer, John M. Novack. In particular, the relationships that Messrs. Carr, Fisch, Clifford and Schissel have developed in the real estate community in our markets and with financing sources are critically important to the success of our business. The loss of services of one or more members of our senior management team would harm our business and prospects. Further, loss of a key member of our senior management team could be negatively perceived in the capital markets, which could cause a decline in the market price of our common stock.

Our executive officers have agreements that provide them with benefits in the event of a change in control of our company or if their employment agreement is not renewed, which could deter a change in control that could be beneficial to our stockholders.
      We have employment agreements with Messrs. Carr, Schissel, Fisch, Clifford and Novack that provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company or if the executive officer resigns for “good reason” as defined in the employment agreements. These benefits could increase the cost to a potential acquiror of our company and thereby prevent or deter a change in control of the company that might involve a premium price for shares of our common stock or otherwise be in the interests of our stockholders.

Our growth depends on external sources of capital which are outside of our control.
      In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code to distribute annually to our stockholders at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisitions, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs and may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and cash distributions and the market price per share of our common stock.
      If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. We may be required to borrow money or sell assets in order to fund distributions sufficient to satisfy our REIT distribution requirements.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions not in stockholders’ best interests.
      Our charter limits the liability of our directors and officers for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated. Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the fullest extent permitted by Maryland law. Our bylaws require us to indemnify each director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party, or threatened to be made a party, by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our board of directors may approve the issuance of preferred stock with terms that may discourage a third party from acquiring us.
      Our charter permits our board of directors to authorize the issuance of shares of preferred stock, in one or more classes or series. Our board of directors may also classify or reclassify any unissued shares of preferred stock and establish the preferences and rights (including the right to vote, participate in earnings and to convert into shares of our common stock) of any such shares of preferred stock, which rights may be superior to those of shares of our common stock. Thus, our board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the outstanding shares of our common stock might receive a premium for their shares over the then current market price of our common stock.

Our ownership limitations may restrict business combination opportunities.
      To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our charter generally prohibits direct or indirect ownership by any person, other than Oliver T. Carr, Jr., of (i) more than 9.1% in number or value of our outstanding shares of common stock or (ii) more than 9.1% in value of our outstanding shares of all classes. Our charter provides that Mr. Carr, Jr., the father of our chairman and chief executive officer, may own up to 13.0% of our outstanding common stock. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of shares of our common stock that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Shares of common stock that would otherwise be held in violation of the ownership limit will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The beneficiary of the trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our shares of common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of (i) more than 9.1% of the number or value of our outstanding shares of common stock or (ii) more than 9.1% in value of our outstanding shares of all classes.

Our board of directors may change our investment and operational policies and practices without a vote of our common stockholders, which limits our stockholders’ control of our policies and practices.
      Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our board of directors. Although we have no present intention to do so, our board of directors may amend or revise these and other policies from time to time without a vote of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies. Our charter and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could significantly limit our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our charter contains provisions that makes removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.
      Our charter provides that a director may only be removed for cause and only upon the affirmative vote of at least a majority of the votes entitled to be cast by holders of the outstanding shares of our common stock. Vacancies may be filled only by a majority of the remaining members of the board of directors. This requirement makes it more difficult to change our management by removing and replacing directors.

Our bylaws may only be amended by our board of directors, which could limit our stockholders’ control of certain aspects of our corporate governance.
      Our charter provides that our board of directors has the sole power to amend our bylaws. Thus, the board is able to amend the bylaws in a way that may be detrimental to stockholders’ interests.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.
      Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in stockholders’ best interests, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

      Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in stockholders’ best interest.
      Our board of directors has adopted a resolution providing that we are not subject to the “business combination” provisions of the MGCL. However, our board of directors may elect to make the “business combination” statute applicable to us at any time, and may do so without stockholder approval. Our bylaws provide that we are not subject to the “control share” provisions of the MGCL. Our board of directors may elect to make the “control share” statute applicable to us at any time, and may do so without stockholder approval.
Risks Related to the Real Estate Industry

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect any market on which our common stock trades, the markets in which we operate, our operations and our profitability.
      Terrorist attacks may negatively affect our operations and the market price of our common stock. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Moreover, substantially all of our properties are currently located in the Greater Washington, D.C. area and there may be a decrease in demand for space in the region because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.
      The United States may enter into armed conflicts in the future. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
      Any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our stockholders, and may result in volatility in the market price for our securities.

Our insurance may not be adequate to cover losses, including those that result from earthquakes or terrorist acts.
      We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the federal Terrorism Risk Insurance Act, or TRIA, was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statute) through December 31, 2005. On December 22, 2005, the Terrorism Risk Insurance Extension Act, or TRIEA, was enacted to amend TRIA by extending coverage under TRIA through December 31, 2007 and making certain other changes to coverage. Coverage under TRIA includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. Our current property insurance coverage provides for limits on coverage per occurrence, including coverage for certified acts of terrorism, and such limits could prevent us from full recovery for a loss. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property. It is also possible that third-party insurance carriers will not be able to maintain reinsurance sufficient to cover any losses that may be incurred.

We obtained limited representations and warranties in the contribution and acquisition agreements for the initial properties.
      In the formation transactions, we acquired interests in the entities that own our initial properties, rather than acquiring real estate assets. The contribution and other acquisition agreements contained limited representations and warranties regarding the initial properties. There could be unknown liabilities with respect to the initial properties or the entities that own the initial properties, and we have limited or no recourse against the parties from whom we are acquiring the interests in our initial properties.

The costs of compliance with or liabilities under environmental laws could significantly reduce our profitability.
      Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our lack of knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.
      Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties.
      Certain properties in our portfolio may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties have, or may have, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.
      Independent environmental consultants conducted Phase I environmental site assessments on all of our properties. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. None of the site assessments revealed any past or present environmental liability that we believe would be material to us. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or that such costs or other remedial measures will not be material to us.
      The presence of hazardous substances on a property may limit our ability to sell the property on favorable terms or at all, and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could subject us to unanticipated significant costs, which could significantly reduce our profitability and the cash available for distribution to our stockholders.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
      When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise. If we become subject to claims in this regard, it could materially affect us and our insurability for such matters.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that could significantly reduce the cash available for distribution to our stockholders.
      Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the act, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our existing properties or future properties is not in compliance with the act, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the act or other legislation.
      In addition, our properties are subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that our properties are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. If we incur substantial costs to comply with the ADA or any other legislative or regulatory requirements, our financial condition, results of operations, cash flow, market price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.
Tax Risks of our Business and Structure

If we fail to qualify or remain qualified as a REIT for federal income tax purposes, we will not be able to deduct our dividends, and our income will be subject to taxation.
      We plan to elect to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended on December 31, 2005 upon the filing of our federal income tax return for that year. Qualification as a REIT will afford us significant tax advantages. The requirements for this qualification, however, are complex and our management has limited experience in operating a REIT. If we fail to meet these requirements and do not qualify for certain statutory relief provisions, our distributions to our stockholders will not be deductible by us and we will be subject to a corporate level tax on our taxable income.

This would substantially reduce our cash available to make distributions to our stockholders and their yield on their investment. In addition, incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Distribution requirements relating to qualification as a REIT for federal income tax purposes limit our flexibility in executing our business plan.
      Our business plan contemplates growth through acquisitions. To qualify and maintain our status as a REIT for federal income tax purposes, we generally are required to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.
      We intend to distribute to our stockholders all or substantially all of our REIT taxable income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the 4% nondeductible excise tax. Our distribution requirements limit our ability to fund acquisitions and capital expenditures through retained earnings. Thus, our ability to grow through acquisitions will be limited if we are unable to obtain debt or equity financing. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if the then prevailing market conditions are not favorable for these borrowings.
      Moreover, even if we qualify and maintain our status as a REIT, the net income of our taxable REIT subsidiaries will be subject to federal and state income taxes at regular corporate rates.

Our disposal of properties may have negative implications, including unfavorable tax consequences.
      If we make a sale of a property directly or through an entity that is treated as a partnership or disregarded entity for federal income tax purposes, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under federal tax laws applicable to REITs, in which case our gain, or our share of the gain, from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we may dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the IRS will not assert successfully that sales of properties that we make directly or through an entity that is treated as a partnership or disregarded entity for federal income tax purposes, rather than through a taxable REIT subsidiary, are sales of dealer property or inventory, in which case the 100% penalty tax would apply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      The information set forth under the captions “Properties,” “Tenant Information” and “Lease Expirations” in Item 1 of this annual report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS
      We are not involved currently in any legal proceedings, other than routine litigation incidental to our company’s business, none of which we consider material, nor are any such proceedings known by us to be contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity
      Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COE”. As of March 15, 2006, the closing price of our common stock was $17.30. As of March 15, 2006 we had three (3) holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for our common stock on the NYSE and the cash distributions declared per share:

	Price Range
			Cash Distribution
	High	Low	Declared Per Share

2005
Second Quarter(1)	$15.50	$15.25	None declared
Third Quarter	15.75	14.25	$0.12
Fourth Quarter	16.40	13.65	0.14

(1)	In connection with our IPO, our common stock commenced trading on the New York Stock Exchange on June 29, 2005.
      To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. We expect to make future distributions to our stockholders on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of rent payments with respect to our properties from our tenants. In addition, our credit facility limits our ability to pay distributions to our common stockholders. The limitation is based on 95% of funds from operations but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility. However, there can be no assurances in that regard.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of our company are authorized for issuance. We have no such plans that were not approved by security holders.

(c)
Number of Securities
Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to be		Weighted-average	Equity Compensation
	Issued upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrant and Rights	Columns (a))

Equity compensation plans approved by security holders	290,000	(1)	N/A	1,041,880

(1)	We have only issued LTIP units under our 2005 Equity Compensation Plan. LTIP units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock under our 2005 Equity Compensation Plan. Upon achieving full parity with units of limited partnership interest in our operating partnership (“OP Units”), LTIP units may be converted into OP Units. Such OP Units may, subject to the terms of a partnership agreement, be redeemed for cash or, at our option, shares of our common stock on a one for one basis.
      We have not purchased any of our registered equity securities in the twelve months ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
      The following sets forth selected consolidated financial and operating information for Columbia Equity Trust, Inc. and for Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”), our predecessor. The financial data has been derived from the consolidated and combined financial statements for each period presented. We have not presented historical information for Columbia Equity Trust, Inc. prior to July 5, 2005, the date on which we consummated our IPO, because during the period from our formation until our IPO we did not have material corporate activity. The following data should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

	Consolidated	Combined Columbia Predecessor(1)
	Columbia Equity
	Trust, Inc. for	For the Period	For the Year	For the Year	For the Year	For the Year
	the Year Ended	January 1,	Ended	Ended	Ended	Ended
	December 31,	2005 to	December 31,	December 31,	December 31,	December 31,
	2005	July 4, 2005	2004	2003	2002	2001

	(In thousands, except per share data)
Operating Data
Rental revenue	$7,894	$—	$—	$—	$—	$—
Fee income and other income	577	1,438	1,897	1,923	2,098	1,142
Net income (loss)	(2,501)	1,948	569	3,122	446	27
Dividends declared	3,604	—	—	—	—	—
Share and Per Share Data
Basic and diluted loss per share	$(0.18)	$—	$—	$—	$—	$—
Dividends declared per share	$0.26	$—	$—	$—	$—	$—
Weighted average shares outstanding —
Basic and diluted	13,773	—	—	—	—	—
Other Data
Net cash flow provided by (used in)
Operating activities	$2,834	$(747)	$(110)	$765	$414	$15
Investing activities	(162,589)	2,196	(754)	2,578	(2,458)	(428)
Financing activities	167,905	86	301	(2,577)	2,190	391

	Consolidated	Combined Columbia Predecessor (a)
	Columbia Equity
	Trust, Inc. as of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Real estate, before accumulated depreciation	$165,278	$—	$—	$—	$—
Investments in real estate entities	42,308	4,190	3,105	3,285	789
Total assets	243,330	7,014	5,093	4,508	1,764
Indebtedness	49,359	—	—	—	—
Minority interest	14,206	—	—	—	—
Total equity	172,275	5,622	4,753	4,205	1,569

(1)	We completed our IPO on July 5, 2005. We had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the company and its operating partnership, Columbia Equity, LP, entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Predecessor from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC, The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. The operating results and financial condition of Columbia Predecessor are not comparable to those of the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of the financial condition and results of operations of Columbia Equity Trust, Inc. (the “Company”) and Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this Annual Report and the Risk Factors under “Item 1A” of this Annual Report.
      Columbia Predecessor is not a legal entity but rather a combination of real estate entities and asset management operations under common ownership and management as described further below. References to “we,” “us” and “our” refer to Columbia Equity Trust, Inc. and its consolidated subsidiaries or Columbia Predecessor, as applicable.
Overview and Recent Developments
      We are a self-advised and self-managed real estate company formed to succeed to the commercial office property business of Carr Capital Corporation (“Carr Capital”). We primarily focus on the acquisition, development, renovation, repositioning, ownership, management and operation of commercial office properties located predominantly in the Greater Washington, D.C. area.
      Columbia Equity Trust, Inc. commenced operations on July 5, 2005. During the periods presented prior to the completion of its initial public offering (the “IPO”) on July 5, 2005 in the accompanying combined financial statements, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain of our initial properties. The ultimate owners of Columbia Predecessor are Carr Capital and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”), (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group.
      As of December 31, 2005, we:

•	owned interests in 17 commercial office properties consisting of approximately 2.5 million square feet and one development property, including:

•	100% fee simple ownership in eight properties totaling approximately 831,000 square feet of net rentable area;

•	a 100% leasehold interest in an approximately 126,000 square foot office building in North Rockville, Maryland (the property is subject to a ground lease with a remaining term, including extension options, of 70 years);

•	partial interests ranging from 9% to 50% in eight office properties totaling approximately 1.6 million square feet of net rentable area; and

•	an 8.1% joint venture interest in an approximately 115,000 square foot office building development adjacent to our Independence Center I property.

•	provided asset management services to related parties for three office buildings containing approximately 690,000 net rentable square feet and two hotel properties containing approximately 610 rooms.
      During 2005 we completed the following significant transactions:

•	We commenced operations on July 5, 2005 after completing our initial public offering (“IPO”). Our IPO consisted of the sale of 13,800,000 shares of common stock, including 1,800,000 shares sold pursuant to the underwriters’ exercise of an over-allotment option. The offering price was $15.00 per share resulting in gross proceeds of $207,000,000. The proceeds to us, net of underwriters’ discount, financial advisory fees and other offering expenses, were approximately $188.4 million. In connection with our IPO, we completed certain formation transactions pursuant to which we acquired interests in

13 properties and five third-party asset management agreements (collectively, the “Formation Transactions”), which we completed on July 15, 2005.

•	During July 2005, the joint venture that owns Independence Center I, an approximately 275,002 net rentable square foot commercial office building in Chantilly, Virginia, commenced development on Independence Center II, an approximately 115,000 net rentable square foot office building adjacent to Independence Center I. The total cost of the development is expected to be approximately $24.5 million. In October 2005, a separate joint venture was formed to own Independence Center II. We maintain an 8.1% ownership interest in the Independence Center II joint venture. The equity required to capitalize our share of the Independence Center II joint venture was approximately $713,000 and funded through proceeds from our IPO. The remaining costs of the project are expected to be funded through a $15.7 million construction loan that the joint venture closed in October 2005. As of December 31, 2005, approximately $7.5 million, or 31%, of total joint venture project costs had been expended. The project is expected to be completed in September 2006.

•	On August 23, 2005, we completed the acquisition of 14700 Lee Road in Fairfax, Virginia for a purchase price of approximately $24.0 million, net of transaction costs. The acquisition was funded 100% with proceeds from our IPO. The property contains approximately 85,000 net rentable square feet of space and was 100% leased to one tenant as of December 31, 2005.

•	On September 29, 2005, we completed the acquisition of a 100% leasehold interest in the Park Plaza II office building in Rockville, Maryland for a purchase price of $35.0 million, net of transaction costs. The acquisition was funded 100% with proceeds from our IPO. The property contains approximately 126,000 net rentable square feet of space and was 98% leased to seven tenants as of December 31, 2005. The property is subject to a ground lease with a remaining term, including extension options, of 70 years.

•	On November 28, 2005, we closed on a $75,000,000 secured, revolving credit facility, which we use to finance acquisitions and for other general corporate purposes. We refer to this secured revolving credit facility in this Annual Report as our credit facility.

•	On December 1, 2005, we completed the acquisition of Patrick Henry Corporate Center in Newport News, Virginia for a purchase price of $14.5 million, net of transaction costs. The transaction was funded with proceeds from our IPO and the assumption of an $8.5 million mortgage loan which bears interest at a fixed rate of 5.02% and matures in April 2009. The property contains approximately 99,000 net rentable square feet of space and the property was 92% leased to ten tenants as of December 31, 2005.

•	On December 7, 2005, we entered into a material definitive agreement to acquire Georgetown Plaza, a five-story, approximately 151,000 square foot multi-tenant office and retail building located in Washington, D.C. for $23,500,000. The ownership of Georgetown Plaza is subject to a ground lease which expires in December 2058. We expect to fund the transaction with proceeds from our revolving line of credit and the assumption of an approximately $16.1 million mortgage loan which bears interest at a fixed rate of 5.78% and matures in June 2013. The purchase of Georgetown Plaza is subject to customary closing conditions, including the satisfactory completion by us of a due diligence review during our inspection periods.

•	On December 9, 2005, we completed the acquisition of Oakton Corporate Center in Oakton, Virginia for a purchase price of $16.0 million, net of transaction costs. The transaction was funded with borrowings under our credit facility. The property contains approximately 65,000 net rentable square feet of space and was 100% leased to three tenants as of December 31, 2005.

•	Since our IPO through December 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.26 per common share and unit, representing a dividend of $0.12 for the third quarter that was paid in October 2005, and a dividend of $0.14 for the fourth quarter that was paid in January 2006. The fourth quarter dividend of $0.14 is equivalent to an annualized dividend of $0.56 per share and unit.

Office Market Commentary
      The results of our operations are significantly influenced by real estate and economic market conditions throughout the Greater Washington, D.C. area.
      During 2005, economic and real estate fundamentals in the Greater Washington, D.C. area remained solid. According to the CoStar Group, as of December 31, 2005:

•	Market-wide office vacancy levels improved throughout the year decreasing to 9.2% at December 31, 2005. This compares to vacancy rates of 9.5% at September 30, 2005; 10.1% at June 30, 2005; and 10.3% at March 31, 2005.

•	Vacancy levels by region at December 31, 2005 stood at 7.6% for the District of Columbia; 9.6% for suburban Maryland; and 10.1% for northern Virginia.

•	The average quoted asking rental rate for all classes of available office space was $31.04 at December 31, 2005, representing a 3.8% increase in quoted rental rates from $29.91 at December 31, 2004.

•	There was approximately 15.9 million square feet of office space under construction at December 31, 2005, represented by 6.9 million square feet in the District of Columbia, 7.4 million square feet in northern Virginia and 1.6 million square feet in suburban Maryland. This compares to a total of 13.8 million square feet of office space under construction at December 31, 2004.

•	Sales activity of office buildings remained brisk during the first nine months of 2005, the most recent time period for which this information is available. Total volume amounted to approximately $7.1 billion compared to $4.3 billion for the first nine months of 2004.
      The unemployment rate for the Greater Washington, D.C. area as of December 31, 2005 was 2.9%, one of the lowest in the United States among major metropolitan areas. Job growth also remained among the highest among major metropolitan areas posting an increase of approximately 56,000 in non-farm payrolls. We believe the Greater Washington, D.C. area’s diversified base of businesses coupled with the favorable impact of government spending in the region has provided positive support for the region’s economy.
      Acquisition and leasing markets in the region remain competitive, however. Although we believe the Greater Washington, D.C. area is one of the best markets in the country for our focused office investment and development strategy, we face a more competitive investment climate today then at the time of our IPO nine months ago as the area has experienced an influx of investors attracted to the growth potential and stability of the market. Our response to the level of competition, and reduced number of attractive yield opportunities, has been to remain patient, maintain our underwriting discipline, and vigorously pursue those investments that meet our return thresholds.
      With respect to the leasing environment, the tightening of office space markets through declining vacancy rates has provided landlords the ability to increase rental rates in many sub-markets throughout the region. While costs for tenant improvements remain high, we expect the region to experience meaningful rent growth over the next 18 months and a moderation in expenses borne by landlords for tenant improvements.
      You should be aware that when you read our company’s financial statements and the information included above, office markets, in general, and our operations, in particular, are significantly affected by both macro and micro economic factors, including actual and perceived trends in various national and economic conditions that affect commercial real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. Such conditions could lead to a decline in property values.
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
      For purchases of real estate from third parties, the purchase is recorded at original cost. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the property. Repairs and maintenance are charged to expense as incurred. If the purchase is made using our common stock or operating partnership units, then the fair value of the stock or units issued is used to determine the purchase price. We allocate the purchase price to the net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities.
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

Investments in Unconsolidated Real Estate Entities
      For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest entity as defined in FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities.” If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46, the venture partner that absorbs a majority of the expected losses, expected gains, or both, of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling interests. If we have the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.

Depreciation, Amortization and Impairment of Long-Lived Assets
      We depreciate the values allocated to buildings and building improvements on a straight-line basis using an estimated life of 40 years and tenant improvements on a straight-line basis using the same life as the minimum lease term of the related tenant. The values of above- and below-market leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. We amortize the values of other intangible assets over their estimated useful lives. Changes in these estimates would directly impact our results of operations.
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
Results of Operations
      The following is a comparison, for the years ended December 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003 of the consolidated operating results of Columbia Equity Trust, Inc. and the operating results of Columbia Predecessor, our predecessor. The results of operations set forth in the following discussion for the years ended December 31, 2004 and 2003 and for the period from January 1, 2005 to July 4, 2005 contain the results of operations of Columbia Predecessor, that occurred prior to the completion of our IPO and various formation transactions.
      The operating results for the company for the period July 5, 2005 to December 31, 2005 are not comparable to the operating results for Columbia Predecessor for the period January 1, 2005 to July 4, 2005 and for the years ended December 31, 2004 and 2003 because of the formation transactions completed with our IPO. Columbia Predecessor owned its real estate through joint ventures which were accounted for using the cost or equity method of accounting. As a result of the formation transactions and subsequent acquisitions, the company increased or acquired interests in nine consolidated real estate properties and eight unconsolidated entities. The resultant activity reported in the statement of operations and cash flows differs meaningfully due to the differences in ownership structure. In addition, due to the timing of IPO and the formation transactions, we do not believe that the results of operations discussed are necessarily indicative of future operating results.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
     Base Rents
      Base rent revenue is comprised of contractual rent, including the impacts of straight-line revenue, and amortization of above and below market rental revenue from our wholly-owned properties. Base rent revenues were $7.5 million for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any base rent revenue. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

Recoveries from Tenants
      Recoveries from tenants includes operating and common area maintenance costs reimbursed by our tenants from our wholly-owned properties. Recoveries from tenants were $407,774 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any tenant recoveries. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100%

interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

Fee Income
      Fee income consists of: (1) transaction fees received by us relating to services provided in connection with property acquisitions or debt financing and (2) asset management fees received by us in connection with the oversight of property level accounting, risk management (insurance), lease administration and physical maintenance and repairs. Fee income increased by $95,536 to $2.0 million for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. Fee income included approximately $737,000 in transaction fee income associated with acquisition volume during the period prior to our IPO in 2005 and paid to Columbia Predecessor by its joint venture partners. We expect to receive less income in the future from transaction fees as we place a greater emphasis on income generated by our ownership interest in commercial office properties.

Property Operating Expenses
      Property operating expenses consist primarily of expenses incurred by our wholly-owned properties for property management fees and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses were $1.5 million for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any property operating expenses. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

Utility Expenses
      Utility expenses were $632,264 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any utility expenses. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

Real Estate Taxes and Insurance Expenses
      Real estate taxes and insurance expenses were $652,205 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any real estate taxes and insurance expenses. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

General and Administrative Expenses
      General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters and other public company costs. General and administrative expenses increased by $1.6 million to $3.4 million for the year ended December 31, 2005 compared to $1.7 million for the year ended December 31, 2004. The increase was primarily due to compensation costs associated with increased levels of staffing and additional on-going general and administrative expense costs attributable to operations as a public company.

Share-based Compensation Cost
      Share-based compensation costs were $1.9 million for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. The increase was due to: (1) a one time compensation expense of $949,010 associated with a stock split at the IPO in the form of a stock dividend to an executive officer who held 1,000 shares of common stock prior to the IPO, resulting in the issuance of 62,334 additional shares of common stock with a fair value of $949,010 based on the IPO price; (2) a one-time expense of $525,000 associated with the immediate vesting of 35,000 LTIP units which were granted at the IPO to directors, employees and consultants; and (3) amortization in the amount of $382,500 representing the vested portion of LTIP units for the period.

Depreciation and Amortization Expenses
      Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses were $4.5 million for the year ended December 31, 2005 compared to $11,562 for the year ended December 31, 2004. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any real estate depreciation expense. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of four additional wholly owned properties subsequent to completion of our IPO.

Interest Income
      Interest income increased by $519,919 to $535,840 for the year ended December 31, 2005 compared to $15,921 for the year ended December 31, 2004. The increase is primarily due to interest earned on a portion of the IPO proceeds following the completion of our IPO.

Interest Expense
      Interest expense increased by $627,110 to $636,110 for the year ended December 31, 2005 compared to $9,000 for the year ended December 31, 2004. The increase was due to interest expense associated with the financing associated with acquisition of the Meadows IV, Patrick Henry, and Oakton properties.

Equity in Net Income of Unconsolidated Real Estate Entities
      Equity in net income of unconsolidated real estate entities decreased $258,667 to $(104,725) for the year ended December 31, 2005. The decline resulted primarily from cash distributions received from King Street in 2004 and recognized as income. The distributions received from the King Street property contributed to an unusually high level of net income from real estate entities for that year and resulted in unfavorable comparisons between 2005 and 2004. Income of other unconsolidated entities increased by approximately $2.4 million to $2.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to approximately $2.3 million in income recognized by a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest. This project was not contributed to us.

Minority Interest
      Minority interest increased to $191,061 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2004. The increase represents our minority partners’ interests in the net loss for the year. These minority interests were created in connection with our IPO and related formation transactions.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Fee Income
      Total fee income remained flat at $1.9 million for the year ended December 31, 2004 versus the prior year. Transactions fees declined in 2004 due to a significant one-time fee received in 2003 in connection with the recapitalization of the King Street joint venture. The decline in transaction fees was partially offset by an increase in asset management fees associated with: (i) the acquisition of Madison Place in July 2003; (ii) the acquisition of Atrium in May 2004; and (iii) a residential condominium conversion project in which Columbia Equity Trust Predecessor acquired an ownership interest in August 2004 and receives asset management fees.

General and Administrative Expenses.
      General and administrative expenses increased $53,730 to $1.7 million for the year ended December 31, 2004 due primarily to higher compensation expenses associated with increased staffing levels in advance of the Columbia Predecessor’s IPO.

Equity in Net Income of Unconsolidated Real Estate Entities.
      Equity in net income of unconsolidated real estate entities decreased $2.1 million to $363,392 for the year ended December 31, 2004. The decline resulted primarily from cash distributions received from King Street in 2003 and recognized as income. The distributions received from the King Street property contributed to an unusually high level of net income from real estate entities for that year and resulted in unfavorable comparisons between 2004 and 2003.
Consolidated Cash Flows
      Consolidated cash flow information is summarized as follows:

	For the Year Ended December 31,			Variance

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Cash provided by (used in) operating activities	$2,087,795	$(109,658)	$(765,407)	$2,197,453	$655,749
Cash provided by (used in) investing activities	(160,393,331)	(754,208)	2,577,630	(159,639,123)	(3,331,838)
Cash provided by (used in) financing activities	167,990,597	300,768	256,728	167,689,829	44,040
      Net cash provided by operating activities increased to $2.1 million for the year ended December 31, 2005 compared to $(109,658) for the year ended December 31, 2004 and $765,407 for the year ended December 31, 2003. The increase in 2005 was primarily due to increases in our operating cash flows resulting from office real estate investment properties, joint venture interests and management contracts acquired by us from Columbia Predecessor and other parties at our IPO and related formation transactions. After adjusting for non-cash compensation expenses, the above mentioned acquisitions increased our net income and depreciation and amortization expenses in 2005 which were partially offset by decreases in accounts receivable, deferred leasing costs and accrued and prepaid expenses.
      Net cash used in investing activities decreased to $(160.4) million for the year ended December 31, 2005 compared to $(754,208) for the year ended December 31, 2004 and $2.6 million for the year ended December 31, 2003. The decrease in 2005 was primarily due to $162.3 million paid to acquire interests in rental property and related intangible assets and purchases of interest in unconsolidated real estate entities.
      Net cash provided by financing activities increased to $168.0 million for the year ended December 31, 2005 compared to $300,768 for the year ended December 31, 2004 and $(2.6) million for the year ended December 31, 2003. The increase in 2005 was primarily due to the net proceeds received from our IPO, which was partially offset by the repayment of $40.7 million of mortgage loans and associated pre-payment penalties described above.
Liquidity and Capital Resources
      We utilized the net proceeds from our IPO in July 2005 to acquire ownership interests in 16 commercial office properties for approximately $148.1 million and repay approximately $40.7 million of indebtedness associated with several of the properties. Our total market capitalization at December 31, 2005 was approximately $372.8 million based on the closing price on the New York Stock Exchange of our common stock at December 31, 2005 of $16.15 per share (assuming the conversion of 1,359,973 operating partnership and LTIP units into common stock) and debt outstanding of approximately $126.9 million (exclusive of accounts payable and accrued expenses but including our pro rata share of joint venture debt). As a result, our debt to total market capitalization ratio was approximately 34.0% at December 31, 2005. As of December 31, 2005, our pro rata share of joint venture debt totaled approximately $77.6 million. With the exception of a limited guarantee in the amount of approximately $737,000, our pro rata share of joint venture debt is non-recourse to us and is collateralized by the real estate properties held by the joint ventures. We do not have a policy limiting the amount of debt that we may incur, although we have established 55% – 60% as the target range for our total debt-to-market capitalization, including our pro rata share of joint venture debt. Accordingly, we have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders.

Short-term Liquidity
      Our short-term liquidity requirements consist primarily of funds necessary to pay operating expenses including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain our properties;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	distributions to our stockholders and operating partnership unit holders.
      We expect to meet our short-term liquidity requirements generally through cash provided from operations, our working capital, and by drawing upon our credit facility.

Long-term Liquidity
      Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and other financing alternatives. We also intend to fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, selectively disposing of assets as well as by potentially raising equity capital through joint ventures. We may also issue units of limited partnership interest in our operating partnership (“OP Units”) to fund a portion of the purchase price for some of our future property acquisitions.
      On November 28, 2005, we entered into a $75.0 million secured revolving credit facility. The credit facility has a two year term with a one year extension option. Availability under the credit facility is based on the value of the assets that we pledge as collateral. The credit facility is currently secured by first mortgages on the Fair Oaks, Greenbriar, Loudoun Gateway IV and Sherwood Plaza properties. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.10% to 1.35%. The exact interest payable under the credit facility depends upon the ratio of our total indebtedness to total asset value as measured on a quarterly basis. Pursuant to the terms of the credit facility, this ratio cannot exceed 75%.
      The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, cash flow coverage, the maximum amount of indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to common stock or other equity interest in an aggregate amount of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of December 31, 2005.
      In addition, the credit facility contains customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants; and certain bankruptcy events. If an event of default occurs and is continuing under the credit facility, the entire outstanding balance under the credit facility may become immediately due and payable.
      The following table sets forth certain information with respect to consolidated and unconsolidated indebtedness outstanding as of December 31, 2005:

					Pro Rata
					Share of
				Principal	Principal
				Balance as of	Balance as of
			Annual	December 31,	December 31,
	Interest Rate	Maturity Date	Debt Service	2005	2005(1)

Consolidated Debt
Fixed Rate
Patrick Henry	5.02%	4/1/2009	$558,490	$8,358,998	$8,358,998
Meadows IV	4.95%	11/1/2011	953,563	19,000,000	19,000,000
Floating Rate
Credit Facility	LIBOR + 1.10 - 1.3	5% 11/28/2007	1,226,806	22,000,000	22,000,000

Subtotal			2,738,859	49,358,998	49,358,998

Unconsolidated Debt(2)
Fixed Rate
King Street	5.06%	3/1/2008	1,584,960	21,640,155	10,820,077
Madison Place	4.49%	8/1/2008	1,032,793	15,358,591	7,679,296
1575 Eye Street	6.82%	3/1/2009	2,895,426	42,454,939	3,893,118
Independence Center I	5.04%	9/10/2009	2,243,219	31,028,648	4,573,623
Independence Center II	6.02%	9/10/2009	133,995	2,225,824	180,292
Barlow Building	5.04%	8/1/2012	3,155,425	61,750,000	24,700,000
Atrium — Loan #1	8.43%	9/1/2012	1,882,813	18,054,307	6,680,093
Atrium — Loan #2	6.21%	9/1/2012	473,183	5,833,104	2,158,248
Suffolk	5.10%	5/4/2015	2,171,750	42,000,000	15,330,000
Floating Rate
Victory Point	LIBOR + 2.95%	3/31/2008	1,129,465	15,552,012	1,555,201

Subtotal			16,703,029	255,897,580	77,569,948

Total			$19,441,888	$305,256,578	$126,928,946

(1)	Principal amount multiplied by our percentage interest in the joint venture entity that owns the property.

(2)	With the exception of a limited guarantee in the amount of approximately $737,000 for the debt at our Independence Center II property, our pro rata share of unconsolidated debt is non-recourse to us and is collateralized by the real estate properties held by the joint venture entities.
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
Contractual Obligations
      We will require capital for development projects currently underway and in the future. As of December 31, 2005, we had under development approximately 115,000 rentable square feet of office space in a joint venture project in which we own an 8.1% minority interest. The joint venture project is expected to cost approximately $24.5 million, of which our total investment is expected to be approximately $2.0 million. As of December 31, 2005, approximately $7.5 million, or 31%, of total joint venture project costs had been expended. We have financed our investment in the joint venture project under construction at December 31, 2005 primarily from proceeds raised through our IPO. We expect that a $15.7 million project-specific construction loan for the development property will provide the additional funds required to complete the project.
      During the third quarter of 2005, we commenced a renovation program at our Victory Point property in which we maintain a 10% ownership interest. The renovation program includes upgrades to the building’s common areas and building systems. We expect the total cost of this renovation to be approximately $2.0 million, which will be funded through additional proceeds from a loan to the joint venture that owns the property secured by a first deed of trust mortgage on the property.
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
      The following table summarizes our known material contractual obligations as of December 31, 2005:

		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Mortgage and other notes payable — consolidated	$49,445,643	$131,691	$30,313,952	$19,000,000	$—
Interest payments — consolidated(1)	9,318,645	2,607,167	4,963,715	1,747,763	—
Share of unconsolidated mortgage and other notes payable	77,569,948	678,893	28,821,237	513,741	47,556,077
Share of unconsolidated interest payments(1)	24,154,074	4,249,429	10,729,960	5,339,413	3,835,272
Tenant related capital(2)	2,790,191	2,701,650	76,699	11,842	—
Ground leases(3)	23,523,961	332,968	998,904	665,936	21,526,153
Operating leases	1,745,691	255,467	766,401	510,934	212,889

Total	$188,548,153	$10,957,265	$76,670,868	$27,789,629	$73,130,391

(1)	Interest payments assume current credit line and variable rate borrowings rates remain at the December 31, 2005 level until maturity.

(2)	Committed tenant-related capital based on executed leases as of December 31, 2005.

(3)	Represents estimated payments, including extensions, under Park Plaza ground lease obligation based on current contractual rent. Payments are subject to an increase every ten years based on changes in the Consumer Price Index.

Unconsolidated Investments and Joint Ventures
      We have investments in real estate joint ventures in which we hold 8%-50% interests. These investments are accounted for using the equity method, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. In these instances, we have no obligation to repay this debt and the lenders have no recourse to our other assets.
      As of December 31, 2005, we provided a limited guarantee for obligations owed under a $15.7 million construction financing loan for our Independence Center II joint venture development project. Under the terms of the financing, we guarantee up to $737,000 of the loan plus the lender’s costs and expenses required to collect amounts due under the guarantee and any accrued and unpaid interest. The amount of the guarantee is reduced or terminated based on the project achieving certain leasing and cash flow performance targets. We also provide a limited completion guarantee for the project for which total costs are anticipated to be $23.0 million, exclusive of land costs. We are liable for up to 14.74% of the guaranteed amounts or approximately $3.4 million.
      Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project; and

•	Possibility that our co-venturer or partner might:

•	become bankrupt;

•	have interests or goals that are inconsistent with ours;

•	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

•	otherwise impede our objectives; and

•	Possibility that we may elect to fund losses of the joint venture.
Off Balance Sheet Arrangements
      We use the equity method to account for our investments in unconsolidated real estate entities because we have significant influence, but not control, over the investees’ operating and financial decisions. For purposes of applying the equity method, significant influence is deemed to exist if we actively manage the property, prepare the property operating budgets and participate with the other investors in the property in making major decisions affecting the property, including market positioning, leasing, renovating and selling or continuing to retain the property.
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the Interpretation No. 46 in 2003 and revised Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.
      We do not have any off-balance sheet arrangements, other than those disclosed in our contractual obligations or as a guarantee, with any unconsolidated investments or joint ventures that we believe have, or are reasonably likely to have, a future material effect on our financial condition, changes in our financial condition, our revenue or expenses, our results of operations, our liquidity, our capital expenditures or our capital resources.
Cash Distribution Policy
      We will elect to be taxed as a REIT under the Code commencing with our short taxable year ended on December 31, 2005, upon filing our federal income tax return for that year. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our taxable income to our stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. Our taxable REIT subsidiaries, including Columbia TRS Corporation, are subject to federal, state and local taxes. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Internal Revenue Code, and we may be required to borrow money or sell assets to pay out enough money to satisfy the distribution requirements.
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
Geographic Concentration
      The properties in which we maintain an ownership interest are located in Washington, D.C., Virginia and Maryland. We may make selected acquisitions or develop properties outside our focus market of the Greater Washington, D.C. area from time to time as appropriate opportunities arise, as evidenced by our acquisition of the Patrick Henry Corporate Center in Newport News, Virginia.
Funds From Operations
      As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Our interpretation of the NAREIT definition is that minority interest in net income (loss) should be added back (deducted) from net income (loss) as part of reconciling net income (loss) to FFO. We present FFO because we believe it facilitates an understanding of the operating performance of our Company without giving effect to real estate depreciation and amortization, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition or that interpret the NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including cash distributions to stockholders, principal payments on debt and capital expenditures.
      The following table provides the calculation of our FFO and a reconciliation to net income for the period from July 5, 2005 through December 31, 2005:

Net loss	$(2,500,518)
Adjustments
Minority interests	(191,061)
Depreciation and amortization — consolidated entities	4,495,789
Depreciation and amortization — unconsolidated entities	2,734,065

Funds from operations	$4,538,275

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We have no interest rate protection, swaps or “cap” agreements in place as of the date of this filing.
      Including our pro rata share of debt at unconsolidated real estate entities, we had $23.6 million in variable rate debt, or 19%, of the total $126.9 million in debt outstanding as of December 31, 2005.
      For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. Including our pro rata share of debt at unconsolidated real estate entities, we estimate our pro rata share of the fair value of fixed rate debt outstanding at December 31, 2005 to be $103.2 million compared to the $103.4 million carrying value at that date.
      If the market rates of interest on our variable rate debt increase by 1.0%, our annual interest expense would increase by approximately $236,000. This assumes the amount outstanding under our variable rate debt facilities remains at $23.6 million, which was our balance at December 31, 2005. The book value of our variable rate facilities approximates market value at December 31, 2005.
      The following is a summary of our long-term debt obligations by maturity, including our pro rata share of unconsolidated real estate entity debt:

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage and Other Notes Payable — Consolidated	$131,691	$22,138,553	$144,590	$8,030,809	$—	$19,000,000	$49,445,643
Share of Unconsolidated Mortgage and Other Notes Payable	$678,894	$749,167	$19,523,478	$8,548,591	$246,700	$47,823,118	$77,569,948

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements required by this Item 8 are filed with this report on Form 10-K beginning on page 50 and are listed in Item 15(a) of this report on Form 10-K.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. As of December 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
Internal Control Over Financial Reporting
      There was no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      On March 9, 2006, the Nominating, Corporate Governance and Compensation Committee of the Company’s Board of Directors determined and approved 2005 cash incentive bonuses payable to each of the Company’s executive officers. The 2005 cash incentive bonuses, which were ratified by the Company’s Board on the same dates, are summarized in the following table:

Name	2005 Cash Incentive Bonus

Oliver T. Carr, III	$50,000
Chairman, President and CEO
John A. Schissel	$40,000
EVP and CFO
Clinton D. Fisch	$22,750
SVP and Director of Acquisitions
Christian H. Clifford	$22,750
SVP and Director of Asset Management
John M. Novack	$27,000
SVP and CAO
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information on our directors and executive officers is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held May 12, 2006.
      Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer will make his annual certification to that effect to the NYSE within 30 days following the date of our annual meeting. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of our principal executive officer and principal financial officer required under the Sarbanes Oxley Act of 2002 regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION
      This information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held May 12, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information is incorporated by reference from Item 5 herein and from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held May 12, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      This information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held May 12, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      This information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held May 12, 2006.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

COLUMBIA EQUITY TRUST, INC. AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR

Report of Independent Registered Public Accounting Firm

Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004

Consolidated and Combined Statements of Operations for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003

Consolidated and Combined Statements of Equity for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003

Consolidated and Combined Statements of Cash Flows for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003

Notes to Consolidated and Combined Financial Statements

FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED 50 PERCENT OR LESS OWNED PERSONS

King I, LLC

Carr Capital 1575 Eye Street Associates, LLC

      (b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.22.

Exhibit		Description of Document

3.1		Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 24, 2005).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 24, 2005).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).
4.2		Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 24, 2005).
10.1		Form of Employment Agreement, by and between the Registrant and Oliver T. Carr, III (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 28, 2005).
10.2		Form of Employment Agreement, by and between the Registrant and John A. Schissel (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 28, 2005).
10.3		Columbia Equity Trust, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 24, 2005).
10.4		Form of Employment Agreement, by and between the Registrant and Clinton D. Fisch (incorporated by reference to Exhibit 10.70 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 28, 2005).
10.5		Form of Employment Agreement, by and between the Registrant and Christian H. Clifford (incorporated by reference to Exhibit 10.71 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 28, 2005).
10.6		Form of Employment Agreement, by and between the Registrant and John M. Novack (incorporated by reference to Exhibit 10.72 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 28, 2005).
10.7		Agreement and Plan of Merger between Carr Capital Corporation and the Barlow Corporation, dated March 25, 2005 (Barlow Building) (incorporated by reference to Exhibit 10.74 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on May 27, 2005).
10.8		Master Agreement dated June 23, 2005 among Carr Capital Corporation, Wisconsin Avenue Realty Company LLC and Columbia Equity, LP. (incorporated by reference to Exhibit 10.75 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-122644) filed on June 24, 2005).
10.9		Loan Agreement, by and among Barlow Enterprises LLC as borrower, 5454 Wisconsin Inc. as guarantor, and General Electric Capital Corporation as lender, dated as of July 15, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).
10.10		Revolving Loan Agreement between Columbia Equity, LP and Wells Fargo Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005).
10	.11*	Real Estate Purchase and Sale Agreement, by and between 1025 Vermont Investors, L.L.C. and Columbia Equity Trust, Inc., dated November 11, 2005.
10	.12*	First Amendment to Real Estate Purchase and Sale Agreement, by and between 1025 Vermont Investors, L.L.C. and Columbia Equity Trust, Inc., dated November 21, 2005.
10	.13*	Transfer and Assumption and Loan Modification by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated January 12, 2006.

Exhibit		Description of Document

10	.14*	Secured Promissory Note payable to Principal Life Insurance Company, dated December 20, 2004.
10	.15*	Amended, Restated and Consolidated and Secured Promissory Note by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated February 10, 2006.
10	.16*	Agreement of Sale, by and between, Carfax Enterprises Limited Partnership and Columbia Equity Trust, Inc., dated November 10, 2005.
10	.17*	First Amendment to Agreement of Sale, by and between, Carfax Enterprises Limited Partnership and Columbia Equity Trust, Inc., dated November 23, 2005.
10	.18*	Agreement for Purchase and Sale, by and between Unicorn Wisconsin, LLC and Columbia Equity Trust, Inc., dated December 6, 2005.
10.19		Fixed Rate Note payable to Wachovia Bank, National Association, dated February 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10.20		Leasehold Indemnity Deed of Trust and Security Agreement, by Park Plaza II, L.L.C. as grantor to Alexander Title Agency Incorporated, as trustee, for the benefit of Wachovia Bank, National Association, as beneficiary, dated February 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10.21		Indemnity Guaranty Agreement by Park Plaza II, L.L.C., dated February 16, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10	.22*	Summary of Cash Incentive Bonuses Payable to Executive Officers.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Deloitte & Touche LLP (Registrant’s independent registered public accounting firm).
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32	.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2006.

COLUMBIA EQUITY TRUST, INC.

By:	/s/ Oliver T. Carr, III

Oliver T. Carr, III
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver T. Carr, III Oliver T. Carr, III	President, Chief Executive Officer and Chairman of our Board of Directors (Principal Executive Officer)	March 31, 2006

/s/ John A. Schissel John A. Schissel	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 31, 2006

/s/ John M. Novack John M. Novack	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2006

/s/ Bruce M. Johnson Bruce M. Johnson	Director	March 31, 2006

/s/ Robert J. McGovern Robert J. McGovern	Director	March 31, 2006

/s/ Rebecca L. Owen Rebecca L. Owen	Director	March 31, 2006

/s/ Hal A. Vasvari Hal A. Vasvari	Director	March 31, 2006

/s/ Thomas A. Young, Jr. Thomas A. Young, Jr.	Director	March 31, 2006

COLUMBIA EQUITY TRUST, INC. AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
      The following Consolidated and Combined Financial Statements and Schedules of Columbia Equity Trust, Inc. and Columbia Equity Trust, Inc. Predecessor, Report of Independent Registered Public Accounting Firm thereon and Financial Statements of Significant Unconsolidated 50 Percent or Less Owned Persons are attached hereto.
COLUMBIA EQUITY TRUST, INC. AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR

Page

Report of Independent Registered Public Accounting Firm	51
Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004	52
Consolidated and Combined Statements of Operations for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003	53
Consolidated and Combined Statements of Equity for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003	54
Consolidated and Combined Statements of Cash Flows for the Periods July 5, 2005 to December 31, 2005 and January 1, 2005 to July 4, 2005 and for the Years Ended December 31, 2004 and 2003	55
Notes to Consolidated and Combined Financial Statements	56

FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts	74
Schedule III — Real Estate and Accumulated Depreciation	75
FINANCIAL STATEMENTS OF SIGNIFICANT UNCONSOLIDATED 50 PERCENT OR LESS OWNED PERSONS
King I, LLC
Carr Capital 1575 Eye Street Associates, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Columbia Equity Trust, Inc.
Washington, DC
We have audited the accompanying consolidated balance sheet of Columbia Equity Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, equity, and cash flows for the period from July 5, 2005 to December 31, 2005, the combined balance sheet of Combined Columbia Predecessor (the “Predecessor”) as of December 31, 2004, and the related combined statements of operations, equity, and cash flows for the period from January 1, 2005 to July 4, 2005, and for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company and the Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s and the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the period from July 5, 2005 to December 31, 2005, the financial position of the Predecessor as of December 31, 2004, and the results of its operations and its cash flows for the period January 1, 2005 to July 4, 2005, and for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 30, 2006

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED BALANCE SHEETS

	Consolidated	Combined
	Columbia	Columbia
	Equity Trust, Inc.	Predecessor
	December 31, 2005	December 31, 2004

ASSETS
Rental property
Land	$19,300,819	$—
Buildings	120,509,954	—
Tenant improvements	24,377,997	—
Furniture, fixtures and equipment	1,088,989	—

	165,277,759	—
Accumulated depreciation	(2,805,222)	—

Total rental property, net	162,472,537	—
Cash and cash equivalents	8,149,634	1,188,146
Restricted deposits	256,356	—
Accounts and other receivables, net of reserves for doubtful accounts of $39,401 and $0, respectively	1,039,510	185,864
Due from related parties	—	140,000
Investments in unconsolidated real estate entities	42,308,003	4,189,766
Accrued straight-line rents	524,258	—
Deferred leasing costs, net	490,609	—
Deferred financing costs, net	955,129	—
Intangible assets
Above market leases, net	3,610,453	—
In-place leases, net	15,813,098	—
Tenant relationships, net	6,387,594	—
Deferred offering costs	—	1,172,964
Prepaid expenses and other assets	1,323,308	137,030

Total assets	$243,330,489	$7,013,770

LIABILITIES AND EQUITY
Liabilities
Revolving loan payable	$22,000,000	$—
Mortgage notes payable	27,358,998	—
Accounts payable and accrued expenses	2,252,575	1,124,258
Profit sharing plan contribution payable	—	100,000
Accrued interest payable to stockholders	—	77,232
Notes payable to stockholders	—	90,000
Dividends payable	1,940,867	—
Security deposits	945,158	—
Rent received in advance	758,265	—
Deferred credits — Below market leases, net	1,593,812	—

Total liabilities	56,849,675	1,391,490
Commitments and contingencies
Minority interest	14,205,638	—

Equity
Preferred stock, $0.001 par value, 100,000,000 and 0 shares authorized in 2005 and 2004, respectively, 0 shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 and 1,000 shares authorized, and 13,863,334 and 1,000 shares issued and outstanding in 2005 and 2004, respectively	13,863	—
Additional paid-in capital	178,366,298	—
Less — Common stock subscribed	—	—
Cumulative dividends in excess of net income	(6,104,985)	—
Accumulated equity — Columbia Predecessor	—	5,622,280

Total equity	172,275,176	5,622,280

Total liabilities and equity	$243,330,489	$7,013,770

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Consolidated	Combined
	Columbia Equity	Columbia	Combined	Combined
	Trust, Inc.	Predecessor for the	Columbia	Columbia
	for the Period	Period	Predecessor for the	Predecessor for the
	July 5, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	through July 4, 2005	December 31, 2004	December 31, 2003

Revenues
Base rents	$7,485,628	$—	$—	$—
Recoveries from tenants	407,774	—	—	—
Fee income, primarily from related parties	554,053	1,438,356	1,896,873	1,923,269
Parking and other income	23,261	—	—	—

Total revenues	8,470,716	1,438,356	1,896,873	1,923,269

Operating expenses
Property operating	1,507,085	—	—	—
Utilities	632,264	—	—	—
Real estate taxes and insurance	652,205	—	—	—
General and administrative	1,827,549	1,549,127	1,727,197	1,673,467
Share-based compensation cost	1,931,910	—	—	—
Depreciation and amortization	4,503,894	7,385	11,562	10,247

Total operating expenses	11,054,907	1,556,512	1,738,759	1,683,714

Operating income (loss)	(2,584,191)	(118,156)	158,114	239,555
Other income and expense
Interest income	514,390	21,450	15,921	15,232
Interest expense	(631,513)	(4,597)	(9,000)	(9,045)

Income (loss) before income taxes, equity in net income of unconsolidated real estate entities and minority interest	(2,701,314)	(101,303)	165,035	245,742
Equity in net income of unconsolidated real estate entities	34,735	(139,460)	363,392	2,476,034
Income of other unconsolidated entities, not contributed to the REIT	—	2,421,101	47,201	455,084
Minority interest	191,061	—	—	—

Income (loss) before income taxes	(2,475,518)	2,180,338	575,628	3,176,860
Provision for income taxes	25,000	231,884	6,849	54,575

Net income (loss)	$(2,500,518)	$1,948,454	$568,779	$3,122,285

Net loss per common share — Basic and diluted	$(0.18)

Weighted average shares of common stock outstanding — Basic and diluted	13,773,334

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Columbia Equity Trust, Inc.

					Cumulative	Total
				Common	Dividends in	Consolidated	Combined
	Number of	Common	Additional	Stock	Excess of Net	Columbia Equity	Columbia
	Shares	Stock	Paid-In Capital	Subscribed	Income	Trust, Inc.	Predecessor

Balance, January 1, 2003	—	$—	$—	$—	$—	$—	$4,205,176
Net income	—	—	—	—	—	—	3,122,285
Distributions	—	—	—	—	—	—	(2,574,728)

Balance, December 31, 2003	—	—	—	—	—	—	4,752,733
Common stock subscribed	1,000	1	999	(1,000)
Net income	—	—	—	—	—	—	568,779
Distributions	—	—	—	—	—	—	(1,682,737)
Contributions	—	—	—	—	—	—	1,983,505

Balance, December 31, 2004	1,000	1	999	(1,000)	—	—	5,622,280
Payment received for common stock subscribed	—	—	—	1,000	—	1,000
Net income (loss)	—	—	—	—	(700)	(700)	1,948,454
Distributions	—	—	—	—	—	—	(163,989)
Contributions	—	—	—	—	—	—	250,000

Balance, July 4, 2005	1,000	1	999	—	(700)	300	$7,656,745

Shares issued in stock split	62,334	62	(62)	—	—	—
Compensation cost related to stock split	—	—	949,010	—	—	949,010
Initial public offering of common stock	12,000,000	12,000	179,988,000	—	—	180,000,000
Sale of common stock —
Exercise of over-allotment option	1,800,000	1,800	26,998,200	—	—	27,000,000
Underwriters’ discount and offering expenses	—	—	(18,567,975)	—	—	(18,567,975)
Minority interest in offering proceeds	—	—	(11,001,874)	—	—	(11,001,874)
Net loss	—	—	—	—	(2,499,818)	(2,499,818)
Dividends declared	—	—	—	—	(3,604,467)	(3,604,467)

Balance, December 31, 2005	13,863,334	$13,863	$178,366,298	$—	$(6,104,985)	$172,275,176

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated
	Columbia Equity	Combined Columbia	Combined	Combined
	Trust, Inc. for the	Predecessor for the	Columbia	Columbia
	Period July 5,	Period January 1,	Predecessor for the	Predecessor for the
	2005 to	2005 to Through	Year Ended	Year Ended
	December 31, 2005	July 4, 2005	December 31, 2004	December 31, 2003

Cash flows from operating activities
Net income (loss)	$(2,500,518)	$1,948,454	$568,779	$3,122,285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Minority interest	(191,061)	—	—	—
Equity in net income of unconsolidated real estate entities	(34,735)	(2,281,641)	(410,593)	(2,931,118)
Equity in management fees recognized on unconsolidated real estate entities	82,920	—	—	—
Compensation cost related to stock split	949,010	—	—	—
Compensation cost related to LTIP units	907,500	—	—	—
Distributions received from earnings of unconsolidated real estate entities	226,670	19,055	62,763	515,528
Depreciation and amortization	4,503,843	7,385	11,562	10,247
Amortization of above and below market leases	165,095	—	—	—
Amortization of deferred financing costs	31,285	—	—	—
Changes in assets and liabilities
Accounts and other receivables	(368,044)	(36,505)	(149,439)	36,893
Accrued straight-line rents	(524,258)	—	—	—
Deferred leasing costs	(518,124)	—	—	—
Deferred offering costs	—	(2,693,176)	(1,172,964)	—
Prepaid expenses and other assets	(1,065,422)	(440,020)	(70,990)	(28,113)
Accounts payable and accrued expenses	1,146,358	2,725,286	1,074,993	17,345
Profit sharing plan contribution payable	—	—	(32,769)	14,514
Accrued interest payable to stockholders	—	4,597	9,000	7,826
Rent received in advance	23,841	—	—	—

Net cash provided by (used in) operating activities	2,834,360	(746,565)	(109,658)	765,407

Cash flows from investing activities
Purchases of interests in rental property and related net assets	(120,337,306)	—	—	—
Purchases of interests in unconsolidated real estate entities	(41,950,254)	—	—	—
Deposit on pending purchase of interest in rental property	(800,000)	—	—	—
Additions to rental properties	(1,385,442)	—	—	—
Additions to rental property furniture, fixtures and equipment	(54,212)	(3,772)	(17,453)	(17,578)
Restricted deposits	813,988	—	—	—
Distributions in excess of net income received from real estate entities	1,393,680	2,707,753	1,607,565	2,853,208
Contributions made to unconsolidated real estate entities	(269,766)	(508,000)	(2,344,320)	(258,000)

Net cash (used in) provided by investing activities	(162,589,312)	2,195,981	(754,208)	2,577,630

Cash flows from financing activities
Gross proceeds from initial public offering of common stock	207,000,000	—	—	—
Payment of offering costs, underwriting discount and advisory fees	(18,567,975)	—	—	—
Payment received for subscribed common stock	1,000	—	—	—
Borrowings under revolving credit line	22,000,000	—	—	—
Repayment of mortgage loans and prepayment penalties	(40,653,668)	—	—	—
Dividends	(1,663,600)	—	—	—
Contributions	—	250,000	1,983,505	—
Distributions	(128,397)	(163,989)	(1,682,737)	(2,574,728)
Security deposits	(82,774)	—	—	—
Repayment of notes payable to shareholders	—	—	—	(2,000)

Net cash provided by (used in) financing activities	167,904,586	86,011	300,768	(2,576,728)

Net increase (decrease) in cash and cash equivalents	8,149,634	1,535,427	(563,098)	766,309
Cash and cash equivalents, beginning of period	—	1,188,146	1,751,244	984,935

Cash and cash equivalents, end of period	$8,149,634	$2,723,573	$1,188,146	$1,751,244

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
      The Company had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner and held a 92.83% partnership interest as of December 31, 2005. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
      Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. Prior to the completion of the IPO on July 5, 2005, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”) (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and Emerging Issues Task Force Issue No. 02-05, “Definition of “Common Control” in relation to FASB Statement No. 141” provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
      The accompanying combined financial statements for Columbia Predecessor reflect certain investments in real estate entities owned by CCC, The Oliver Carr Company, Carr Holdings, LLC or affiliates that were not acquired by the Operating Partnership. CCC provided asset management services to the real estate entities invested in by Columbia Predecessor and to certain unrelated parties.

2.	Basis of Presentation and Summary of Significant Accounting Policies

a) Principles of Consolidation
      The accompanying consolidated financial statements include all of the accounts of Columbia Equity Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated.

b) Cash and Cash Equivalents
      The Company considers short-term investments with original maturities of three months or less when purchased to be cash equivalents.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

c) Fair Value of Financial Instruments
      The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving loan notes and mortgage notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The interest rate on borrowings under the Credit Facility is variable based on the LIBOR rate, and as a result, the carrying value of those borrowings approximates fair value as of December 31, 2005. The carrying value of mortgage notes is $27,358,998 as of December 31, 2005, compared to a fair value of $26,931,734, a difference of $427,264. The fair value of the mortgage notes was estimated by using a current market basis-point spread over the quoted prices of U.S. Treasury securities for the remaining terms of the mortgage loans.

d) Revenue Recognition
      Income from rental operations is recognized on a straight-line basis over the term of the lease, including any periods of free rent (rent abatements), regardless of when payments are due. The lease agreements contain provisions that provide for additional rentals based on reimbursement of the tenants’ share of real estate taxes, insurance and certain common area maintenance costs. Additional rental revenues are recorded as the associated expense is incurred. The lease term begins at the time the lessee takes physical possession of the space. Lease provisions governing any tenant improvements (“TI’s”) granted to the lessee are reviewed to determine whether the TI’s should be accounted for as free rent and deducted in calculating straight-line rent, or should be capitalized as building improvements. Lease provisions that would result in a decision to account for the TI’s as free rent would be allowing a lessee to offset TI’s against rent due or agreeing to reimburse a lessee for unused TI’s. Factors generally considered in determining that TI’s should be capitalized are the nature of the work, ownership upon lease termination, and the extent to which the Company maintains control over the construction process, including approval over and management of scope of work, architectural plans and contractors.
      Fee income consists of management fees and transaction fees. Management fees are based on a percentage of revenues earned by a property under management and are recorded on a monthly basis as earned. Transaction fees are based on a percentage of the transaction value and are recorded at the closing date of the transaction.

e) Investments in Rental Property
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
      In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, when a property is acquired, the Company also considers the existence of identifiable intangibles relating to above and below market leases, in-place lease value and tenant relationships. The

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
purchase price of the acquired property is allocated based on the relative fair values of the land, building (determined on an as-if vacant basis) and these identifiable intangibles.

f) Investments in Unconsolidated Real Estate Entities
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

g) Minority Interest
      Minority interest relates to the interests in the Operating Partnership that are not owned by the Company, which at December 31, 2005 amounted to approximately 7.17% (excluding the LTIP Units, discussed below) and consisted of 1,069,973 units of partnership interest in the Operating Partnership (“OP Units”). In conjunction with the formation of the Company, certain persons and entities contributing interests in the properties to the Operating Partnership received OP Units.
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
      Holders of OP Units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the Company’s option, cash per OP Unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or stockholders. As a matter of Company policy, each OP and LTIP Unit holder receives distributions per Unit equal to dividends paid per share of common stock.
      As of December 31, 2005, the Company had issued 290,000 LTIP Units, of which 35,000 are vested. LTIP Units are a special class of partnership interest in the Operating Partnership, which have been issued

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
under the Company’s 2005 Equity Compensation Plan. LTIP Units were granted by the Company at the IPO to the non-employee members of the Company’s Board of Directors (“Directors”), certain consultants to the Company (“Consultants”) and certain employees of the Company (“Employees”). Once fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may be redeemed by the holder for cash or, in the Company’s sole and absolute discretion, exchanged for shares of the Company’s common stock. It is the Company’s intention that all LTIP Units be redeemed for shares of the Company’s common stock. The value of LTIP Units that has been recognized as an expense is included in minority interest.
      An analysis of the changes in minority interest during the period July 5, 2005 to December 31, 2005 is as follows.

Minority share of initial sale of common stock	$72
Minority share of stock split	67,996
Minority share of proceeds of the public offering of common stock and related offering transactions	13,699,324
Cost of vested LTIP Units	525,000
Amortization of cost of unvested LTIP Units	382,500
Minority share of net loss	(191,061)
Distributions made to OP Unit holders	(278,193)

Minority interest as of December 31, 2005	$14,205,638

h) Tenant Leasing Costs
      The fees and initial direct costs incurred in the negotiation of completed leases are deferred and amortized over the terms of the respective leases.

i) Deferred Financing Costs
      Fees and costs incurred in securing debt financing are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the respective financing agreements.

j) Share — Based Compensation
      The Company accounts for the award of equity instruments to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires an entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

k) New Accounting Pronouncements
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

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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
      On June 29, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). Issue 04-5, which also applies to limited liability companies (“LLCs”) and limited liability partnerships (“LLPs”), provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership, LLC, LLP or similar entity (collectively, “Limited Partnerships”). It is effective for all Limited Partnerships formed, or any pre-existing Limited Partnerships having partnership agreements modified, after June 29, 2005. All other Limited Partnerships must apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has reviewed all of its joint venture agreements and determined that consolidation of the Limited Partnerships in which the Company holds a general partner or managing member interest is not warranted because the limited partners or members have substantial kick-out or participating rights, as defined in Issue 04-5.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of tangible long-lived assets, such as the abatement of asbestos. The Interpretation is effective for fiscal years ending after December 15, 2005. The implementation of Interpretation No. 47 did not have an impact on the Company’s financial statements.

l) Income Taxes
      The Company intends to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the Federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to Federal and state income taxes on the taxable income of its taxable REIT subsidiary (“TRS”) and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid.
      As part of the Formation Transactions, on July 15, 2005, the Company acquired a 40% interest in a limited liability company that owns the Barlow Corporation, which in turn owns the Barlow Building. The Barlow Corporation will elect to be taxed as a REIT. If the Barlow Corporation fails to qualify as a REIT, the Company would in turn, if deemed to not be entitled to certain relief provisions, not qualify as a REIT.

m) Management’s Estimates
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

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

n) Segment Disclosure
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

o) Concentration of Credit Risk
      The Company maintains ownership interests in commercial office properties that are primarily located in the Greater Washington D.C. area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social climate affecting the communities in which the tenants operate.
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
      Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table shows the calculation of basic and diluted EPS, which are calculated by dividing net loss by the weighted-average number of common shares outstanding during the periods. The Company has adopted EITF Issue number 03-6 “Participating Securities and the Two — Class Method under FASB 128” (“Issue 03-06”), which provides further guidance on the definition of participating securities. Pursuant to Issue 03-6, the Company’s OP Units and LTIP Units are considered participating securities and, if dilutive, are included in the computation of the Company’s basic EPS. For purposes of calculating diluted EPS, unvested LTIP Units are also considered to be participating securities and are included in the calculation of diluted EPS, if doing so would be dilutive. For the period July 5, 2005 to December 31, 2005 LTIP Units have been excluded from the basic and diluted EPS calculations because including these securities would be anti-dilutive. The OP Units have been excluded from the calculation of both primary and diluted EPS because their conversion to shares of common stock would not impact EPS, as the minority share of loss would be added back to the net loss. The calculation of primary and diluted net loss per share for the Company for the period July 5, 2005 to December 31, 2005 is set forth below.

Columbia Equity
Trust, Inc.
for the Period
July 5, 2005 to
December 31, 2005

Net loss	$(2,500,518)

Weighted average shares outstanding	13,773,334

Basic and diluted loss per share	$(0.18)

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Offering Costs
      Costs, underwriting discounts and advisory fees of $18,568,000 related to the Company’s IPO have been reflected as a reduction of paid-in capital in the balance sheet of the Company as of December 31, 2005.

5.	Stock Split
      At the Company’s formation in September 2004, 1,000 shares of common stock were issued to a member of management for $1,000. On July 1, 2005 prior to the completion of the IPO, the Company effected a stock split in the form of a stock dividend (the “Stock Split”), issuing 62,334 additional shares with a fair value of $949,010, based on the IPO price of $15.00 per share. The Stock Split has been accounted for as a compensatory grant of vested shares. Compensation expense of $949,010 has been reflected in share-based compensation cost in the Company’s statement of operations for the period from July 5, 2005 to December 31, 2005.

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
      Also included in the formation transactions described above are the acquisitions from third parties of Loudoun Gateway IV and the Barlow Building. In addition to the properties acquired as part of the formation transactions, the Company also subsequently acquired 14700 Lee Road (“Lee Road”), Park Plaza II, Patrick Henry Corporate Center (“Patrick Henry”) and Oakton Corporate Center (“Oakton”) from third parties. The acquisitions of wholly owned properties are summarized in the following table.

		Square	Date
Property	Location	Feet	Acquired	Purchase Price

Fair Oaks	Fairfax, Va.	126,949	7/5/05	$18,734,110
Greenbriar	Fairfax, Va.	111,721	7/5/05	15,390,155
Lee Road	Chantilly, Va.	84,652	8/23/05	24,223,618
Loudoun Gateway IV	Dulles, Va.	102,987	7/8/05	21,787,021
Meadows IV	Chantilly, Va.	148,160	7/5/05	28,136,318
Oakton	Oakton, Virginia	64,648	12/9/05	16,136,306
Park Plaza II	Rockville, Md.	126,228	9/29/05	35,121,600
Patrick Henry	Newport News, Va.	98,883	12/1/05	14,529,219
Sherwood Plaza	Fairfax, Va.	92,960	7/5/05	15,853,477

				189,911,824

Less-Mortgage notes assumed				(68,010,445)
Less-Other assets and liabilities assumed, net				(555,073)

Net assets acquired				$121,346,306

      The purchase price of the properties consists of cash paid to third parties of $120,337,306 (net of cash balances acquired of $1,768,334), debt assumed of $68,010,445, Operating Partnership Units issued to third parties with a fair value of $55,812 and OP Units issued to Columbia Predecessor investors with a value equal to Columbia Predecessor’s historical cost of the applicable properties of $1,009,001.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

Rental property	$163,858,000
Intangible assets	27,764,000
Other assets	2,184,000

Total assets acquired	193,806,000

Mortgage notes payable	68,010,000
Deferred credits	1,711,000
Other liabilities	2,739,000

Total liabilities assumed	72,460,000

Net assets acquired	$121,346,000

      The following table summarizes, on an unaudited pro forma basis, the results of operations of the acquired properties for the period July 5, 2005 to December 31, 2005 as if the acquisitions had all occurred concurrent with the completion of the IPO on July 5, 2005. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of the period presented. Similar pro forma results of operations information have not been provided for the years ended December 31, 2005 and 2004 because the Company had no material operations prior to July 5, 2005 and was essentially a shell entity with no prior operating history.

		Actual Results
	Pro Forma	for the Period
	for the Six	July 5, 2005
	Months Ended	to December 31,
	December 31, 2005	2005

	(Unaudited)
Revenues	$11,358,000	$8,470,716

Net loss	$(3,051,000)	$(2,500,518)

Net loss per share	$(0.22)	$(0.18)

Weighted average number of shares outstanding	13,773,334	13,773,334

7.	Investments in Unconsolidated Real Estate Entities
      As part of completing the formation transactions described in Note 6, the Company acquired from Columbia Predecessor certain minority ownership interests in office buildings and purchased additional interests in the properties from third party investors. Additionally the Company, as part of the formation

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
transactions, purchased an interest in the Barlow Building from a third party. The acquisitions of interests in unconsolidated real estate entities are summarized in the following table.

			Date	Purchase	Percent
Property	Location	Square Feet	Acquired	Price	Owned

1575 Eye Street	Washington, D.C.	210,372	7/5/05	$1,172,398	9.18%
Atrium	Alexandria, Va.	138,507	7/5/05	5,002,925	37.00%
Barlow Building	Chevy Chase, Md.	270,490	7/15/05	13,700,000	40.00%
Independence Center — I	Chantilly, Va.	275,002	7/5/05	2,539,006	14.74%
Independence Center — II	Chantilly, Va.	Land Only	7/5/05	368,500	8.10	%(1)
King Street	Alexandria, Va.	149,080	7/5/05	4,009,252	50.00%
Madison Place	Alexandria, Va.	107,960	7/5/05	5,990,270	50.00%
Suffolk Building	Falls Church, Va.	257,425	7/5/05	9,986,803	36.50%
Victory Point	Chantilly, Va.	147,743	7/5/05	925,335	10.00%

				$43,694,489

(1)	On October 1, 2005 a third party invested in Independence Center II, reducing the Company’s ownership from 14.74% to 8.10%.
      The purchase price of the interests in unconsolidated real estate entities consisted of cash paid to third parties of $41,937,971, Operating Partnership Units issued to third parties with a fair value of $83,441 and Operating Partnership Units issued to Columbia Predecessor investors with a value equal to Columbia Predecessor’s historical cost of the applicable investments of $1,673,077.
      The combined condensed balance sheets of the unconsolidated real estate entities as of December 31, 2005 and 2004 are as follows.

	2005	2004

Assets
Investments in real estate	$306,193,345	$202,859,243
Receivables and deferred rents	9,458,009	8,589,481
Other assets	51,513,600	38,137,050

Total assets	$367,164,954	$249,585,774

Liabilities and Equity
Mortgage loans	$255,897,580	$195,805,021
Other liabilities	16,515,825	11,060,088
Equity — Columbia Equity Trust, Inc.	35,176,959	—
Equity — Columbia Predecessor	—	2,631,499
Equity — Other owners	59,574,590	40,089,166

Total liabilities and equity	$367,164,954	$249,585,774

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the total of the investment in unconsolidated real estate entities to the equity in the underlying real estate entities as of December 31, 2005 and 2004.

	2005	2004

Equity in underlying real estate entities, above	$35,176,959	$2,631,499
Excess of purchase price over underlying assets acquired by Columbia Equity Trust, Inc.	7,314,565	—
Additional investment by Columbia Equity Trust, Inc.	12,283	—
Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(195,804)	—
Cumulative losses in excess of investment	—	1,414,849
Assets not contributed by Columbia Predecessor at the Initial Public Offering	—	143,418

Investments in unconsolidated real estate entities	$42,308,003	$4,189,766

      The combined condensed statements of operations for the unconsolidated real estate entities are as follows.

			For the Year	For the Year
	For the Period	For the Period	Ended	Ended
	July 5, 2005 to	January 1, 2005	December 31,	December 31,
	December 31, 2005	to July 4, 2005	2004	2003

Revenues	$22,083,017	$19,628,722	$31,015,121	$20,567,374

Operating and other	7,106,642	7,803,566	11,693,625	7,369,559
Depreciation	7,713,179	6,666,025	8,111,299	4,950,661
Interest	6,395,872	6,444,013	9,552,723	8,383,178

Total expenses	21,215,693	20,913,604	29,357,647	20,703,398

Net income (loss)	$867,324	$(1,284,882)	$1,657,474	$(136,024)

Company and Columbia Predecessor share of net income (loss)	$147,619	$(139,460)	$363,392	$2,476,034
Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(195,804)	—	—	—
Elimination of intercompany revenues and expenses	82,920	—	—	—

Equity in net income of unconsolidated real estate entities	$34,735	$(139,460)	$363,392	$2,476,034

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets
      The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of December 31, 2005.

Consolidated
Columbia
Equity Trust, Inc.
December 31, 2005

Intangible Assets
Above market leases	$3,892,695
Accumulated amortization	(282,242)

$3,610,453

In-Place leases	$16,980,485
Accumulated amortization	(1,167,387)

$15,813,098

Tenant relationships	$6,891,313
Accumulated amortization	(503,719)

$6,387,594

Deferred Credits
Below market leases	$1,710,959
Accumulated amortization	(117,147)

$1,593,812

      The amortization of acquired above and below market in-place leases, included as a net decrease in rental revenues, totaled $165,095 for the period July 5, 2005 to December 31, 2005.
      The amortization of acquired in-place leases and tenant relationships, included in depreciation and amortization expense, totaled $1,671,106 for the period July 5, 2005 to December 31, 2005.
      The estimated annual amortization of acquired above and below market in-place leases to be included as a net decrease in rental revenues for each of the next five years after December 31, 2005 is as follows.

2006	$460,843
2007	420,598
2008	369,671
2009	319,637
2010	221,654
Thereafter	224,238

$2,016,641

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The estimated annual amortization of acquired in-place lease assets and tenant relationships to be included in amortization expense for each of the next five years after December 31, 2005 is as follows.

2006	$4,620,000
2007	4,220,243
2008	3,854,339
2009	3,569,687
2010	2,719,555
Thereafter	3,216,868

$22,200,692

9.	Debt Agreements
      As of December 31, 2005, the Company had the following debt outstanding.

			Note	Fair Value
Type/Issuer	Rate	Maturity	Principal	Adjustment	Total

Credit Facility	5.55%	11/28/2007	$22,000,000	$—	$22,000,000
Meadows IV	4.95%	11/1/2011	19,000,000	—	19,000,000
Patrick Henry	5.02%	4/1/2009	8,445,643	(86,645)	8,358,998

			$49,445,643	$(86,645)	$49,358,998

      On November 28, 2005, the Company entered into a $75,000,000 secured revolving credit facility (the “Credit Facility”) that bears interest at the London Interbank Offered Rate (“LIBOR”) plus 110 to 135 basis points. The exact rate of interest payable varies based on the ratio of total indebtedness to total asset value as measured on a quarterly basis. At December 31, 2005, the interest rate was 5.55%. The Credit Facility has a two year term with a one year extension option. Availability under the Credit Facility is based on the value of assets pledged as collateral. Through December 31, 2005, the Fair Oaks, Greenbriar, Loudoun Gateway IV and Sherwood Plaza properties with a total carrying value of $63,106,953 have been pledged as security for borrowings under the Credit Facility.
      The Credit Facility makes certain restrictions and covenants, which, among other things, limit the payment of dividends and distributions. Except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company may not pay any dividends or make any distributions during any four consecutive quarters that, in the aggregate, exceed 95% of funds from operations, as defined. The Credit Facility also requires compliance with various financial ratios relating to minimum amounts of net worth, fixed charge coverage, cash flow coverage and maximum amount of indebtedness and places certain limitations on investments. Management believes that the Company was in compliance with all such restrictions and covenants as of December 31, 2005.
      The Meadows IV mortgage, which is non-recourse, was assumed upon the purchase of the Meadows IV property. The interest rate of 4.95% is fixed for the entire term, and monthly payments are interest only until maturity at November 1, 2011, when all principal and any accrued interest are due. The mortgage is collateralized by a deed of trust on the Meadows IV property. Escrows for property taxes and a capital expenditures reserve are collected monthly and a monthly escrow for tenant improvements and leasing commissions in the amount of $27,800 will commence with the October 2006 monthly payment and will continue until $1,000,000 has been funded. The mortgage may be prepaid in 2007, subject to a prepayment penalty equal to the greater of yield maintenance or 0.75% of the balance being prepaid. The Patrick Henry

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
mortgage, which is non-recourse, bearing a fixed rate of interest of 5.02%, was assumed upon the purchase of the Patrick Henry property. At the time of assumption, a fair value adjustment was made in the amount of $88,867 to reflect the below-market rate of interest. The valuation allowance is being amortized on a straight line basis, which approximates the effective interest method, over the remaining term of the mortgage. The mortgage is secured by the Patrick Henry property and requires monthly payments of principal and interest in the amount of $46,541 computed on a 30-year amortization schedule. Prepayment is prohibited through the earlier of (i) March 2, 2007 or (ii) two years following the sale and securitization of the mortgage after which it may be prepaid through defeasance. Escrows for property taxes, insurance and a capital expenditures reserve are collected monthly, along with a monthly escrow for tenant improvements and leasing commissions to cover potential releasing costs for expiring leases.
      Debt maturities as of December 31, 2005 are as follows.

2006	$131,691
2007	22,138,533
2008	144,590
2009	8,030,829
2010	—
Thereafter	19,000,000

$49,445,643

10.	Income and Other Taxes
      As discussed in Note 2, the Company has elected to be taxed as a REIT and, as a result, is not subject to Federal income taxes on income it distributes to stockholders. The Company is subject to Federal and state income taxes and local franchise tax on taxable income of its taxable REIT subsidiary (“TRS”) and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid. Columbia Predecessor was taxed as a Subchapter S corporation and was not subject to Federal or state Income tax, but was subject to a local District of Columbia franchise tax. The Company’s tax provision for the period July 5, 2005 to December 31, 2005 was $25,000, primarily for Federal excise tax and Federal and state income taxes and local franchise tax on the taxable income of its TRS. Columbia Predecessor recorded tax provisions of $231,884, $6,849 and $54,575 for the period January 1, 2005 to July 4, 2005 and for the years ended December 31, 2004 and 2003, respectively, for local franchise tax. There are no significant differences between the financial reporting and tax bases of assets and liabilities. All distributions made in 2005 constituted ordinary income to the recipients.

11.	Equity Compensation Plan
      The Company accounts for compensation expense related to grants of stock options and other share based incentive awards in accordance with SFAS No. 123(R), “Share-Based Payment”. On July 5, 2005, the Company awarded LTIP Units to directors, consultants and employees, as set forth below. Once fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for shares of the Company’s common stock in the manner described in Note 2, above. It is the Company’s intention that only Company stock be exchanged for OP Units that are being redeemed. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
as an expense of the Operating Partnership over the five-year vesting period. The aggregate value of the LTIP Units has not been reflected as unearned compensation within stockholders’ equity because the LTIP Units relate only to the Operating Partnership and, consequently, have been reflected as Minority Interest in the Company’s consolidated balance sheet as of December 31, 2005. As of December 31, 2005, $3,442,500 of the fair value of the LTIP Units granted to Employees remains to be recognized as expense.

	As of December 31, 2005

			Minority
			Interest and
			Compensation
	LTIP Units	LTIP Units	Expense
Recipient Class	Granted	Vested	Recognized

Directors	20,000	20,000	$300,000
Consultants	15,000	15,000	225,000
Employees	255,000	—	382,500

	290,000	35,000	$907,500

12.	Minimum Future Rentals
      The Company leases office space to tenants under various noncancelable operating leases. Leases on space in the office building provide for future minimum rentals plus provisions for escalations in the event of increased operating costs and real estate taxes (additional rentals). Minimum future rentals on noncancelable operating leases with original maturities which extend for more than one year as of December 31, 2005 are as follows.

Years Ending December 31,

2006	$20,311,844
2007	20,187,844
2008	19,404,319
2009	18,072,021
2010	13,796,655
Thereafter	21,895,776

$113,668,459

      The above amounts do not reflect additional rentals that may be required by the leases.

13.	Related Party Transactions
      The Company and Columbia Predecessor conduct business with the unconsolidated real estate entities in which they invest. Additionally, as discussed below, the Company has engaged in transactions with companies for which two of the Company’s directors serve as executive officers. The amounts of fees attributable to the percentage of the unconsolidated real estate entities owned by the Company and Columbia Predecessor have been eliminated from the accompanying consolidated financial statements and in the tables, below. Descriptions of the types of transactions between the Company, Columbia Predecessor, related parties, affiliates and unconsolidated real estate entities are as follows.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Transactions Reflected in the Consolidated and Combined Financial Statements
      The Company and Columbia Predecessor receive asset management and construction management fees from unconsolidated and affiliated real estate entities, including the unconsolidated real estate entities included in the accompanying consolidated and combined financial statements. Asset management fees range from 1 to 2 percent of gross rents collected. Construction management fees range from 1 to 5 percent of construction costs under management.
      The Company and CCC receive transaction advisory fees in connection with the purchase, sale or debt placement for certain properties that they managed or advised, including amounts earned from the uncombined real estate entities and from affiliates.
      The Company leases 7,199 square feet of office space in one of its wholly owned properties to an affiliate of Alliance Bankshares Corporation, a company for which a director of the Company serves as Chief Executive Officer. The lease term is five years and began on March 1, 2005 and ends on February 28, 2010.
      The Company purchased for $4,733,002, as part of the formation transactions, interests in real estate entities from affiliates of Clark Enterprises, Inc. (“Clark”), a company for which another director of the Company serves as Senior Vice President and General Counsel.
      The Company and Columbia Predecessor rent office space from an affiliate and also pay monthly fees for office support services.
      Upon completion of the IPO, the Company reimbursed CCC for legal, accounting and other third party expenses of approximately $595,000.
      Success fees of $677,448 were paid to CCC after July 4, 2005 for acquisition and debt placement advisory services provided to the Company as part of its purchases of Loudoun Gateway on July 8, 2005 and Barlow Building on July 15, 2005.
      The following table sets forth the transactions between the Company and Columbia Predecessor and affiliates that are reflected in the Consolidated and Combined financial statements.

	For the Period		For the Year	For the Year
	July 5, 2005 to	For the Period	Ended	Ended
	December 31,	January 1, 2005	December 31,	December 31,
Service	2005	to July 4, 2005	2004	2003

Revenues
Asset management	$418,531	$701,194	$889,722	$542,443
Construction management	60,522	—	—	—
Transaction advisory	75,000	737,162	1,006,285	1,345,055
Rental revenues	83,994	52,793	—	—
Expenses
Office space	108,990	89,391	144,984	124,295
Administrative services	46,312	45,129	134,692	105,000
Purchases of properties	4,733,002	—	—	—
Reimbursements of fees	595,000	—	—	—

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	December 31,	December 31,
	2005	2004

Receivables
Asset management	$166,850	$185,864
Construction management	40,242	—
Rental revenues	13,999	—
Transactions Reflected in the Unconsolidated Real Estate Entities
      On December 23, 2005, a property, in which the Company holds a 10% interest, leased to Alliance Bankshares Corporation 25,645 square feet of office space with a lease term beginning five months after the demised premises has been delivered to the tenant and ending 10 years and two months thereafter. On a straight line basis, rent for the space will be $734,570 per year over the 127 month period.
      Affiliates of Clark remain as co-investors in two of the Company’s unconsolidated real estate entities from which Clark received distributions of $181,946 in 2005. Clark also provides construction services to two of the Company’s other unconsolidated real estate entities which amounted to $3,988,080 for the period July 5, 2005 to December 31, 2005 and $124,693 for the period January 1, 2005 to July 4, 2005.
      The Company leases 21,798 square feet of office space at one of its joint venture properties to a company controlled by a relative of the Company’s senior management. The lease commenced on August 1, 2004 and expires July 31, 2014. The property earned revenues of $363,717 for the period July 5, 2005 to December 31, 2005 and $379,704 for the period January 1, 2005 to July 4, 2005, on this lease.
      The joint venture entities that own the King Street and 1575 Eye Street properties have purchased services from affiliates of CarrAmerica Realty Corporation, a company whose Chief Executive Officer is a relative of a member of the Company’s senior management. CarrAmerica provided construction management and leasing services to 1575 Eye Street. CarrAmerica also provided construction management to the joint ventures that own the Madison Place, Victory Point and Independence Center I properties and serves as co-developer of the Independence Center II property. For these services, the joint venture properties paid CarrAmerica $425,089 for the period July 5, 2005 to December 31, 2005 and $225,974 for the period January 1, 2005 to July 4, 2005.

14.	Selected Quarterly Financial Information (unaudited)
      The following is a summary of the quarterly results of operations for the year ended December 31, 2005. The Company was a shell company until its initial public offering on July 5, 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Rental revenues	$—	$—	$3,013,815	$4,879,587
Fee and other income	—	—	262,101	315,213
Operating loss	(100)	(600)	(1,979,087)	(604,404)
Net loss	(100)	(600)	(1,702,929)	(796,889)
Net loss per common share — Basic and diluted	N/A	N/A	(0.12)	(0.06)

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Cash Flow Information
      Supplemental cash flow information is as follows.

	For the Period
	July 5, 2005 to	For the Year Ended
	December 31, 2005	December 31, 2003

Cash paid for income taxes	$—	$75,100
Cash paid for interest	432,547	—
Debt assumed in purchases of interests in rental property	68,010,445	—
Non-cash investing activities
Investments in rental properties	20,185	—
Operating Partnership Units issued to acquire rental properties	1,009,001	—
Operating Partnership Units issued to acquire investments in unconsolidated real estate entities	1,756,518	—

16.	Commitments
      During the third quarter of 2005 the Independence Center I joint venture, in which the Company owns a 14.74% interest, commenced development of Independence Center II (“Center II”) a 115,368 net rentable square foot office building in Chantilly, Virginia. The total cost of the development is expected to be approximately $24,500,000. Effective October 1, 2005, the Company contributed an 8.1% interest in the excess land of Independence Center I to form a new joint venture in Center II. In October 2005, Center II closed on a $15,700,000 construction loan maturing on September 10, 2009 and bearing interest at fixed rate of 6.02%. The Company has provided a limited guarantee of the outstanding loan balance. As of December 31, 2005, the Company has guaranteed up to $737,000 of the loan. The amount guaranteed will be reduced or terminated based on the project achieving certain leasing and cash flow performance targets. In addition to the loan guarantee, the Company has also provided a completion guarantee for the project. The completion guarantee is limited to the Company’s percentage ownership in the project. As of December 31, 2005, approximately $7,500,000, or 31%, of the total anticipated project costs had been incurred.
      As of December 31, 2005, the Company was committed to paying approximately $2.0 million for tenant improvements and leasing commissions at its wholly owned properties.
      The Company’s Park Plaza II property is subject to a ground lease which, after giving effect to 14 automatic five-year renewals, expires in August 2076. The Company may cancel the lease at the end of any renewal term by providing at least six months’ advance notice. The base rent of $332,069 per year will increase every 10 years, beginning in August 2010, by the percentage increase in the Consumer Price Index from the base month of August 2000. Property taxes on the land are paid by the Company.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Minimum future rental payments owed by the Company on the land lease as of December 31, 2005 are as follows.

Years Ending December 31,

2006	$332,968
2007	332,968
2008	332,968
2009	332,968
2010	332,968
Thereafter	21,845,207

$23,510,047

      The Company is not currently involved in any legal proceedings, other than routine litigation incidental to the Company’s business, nor are any such proceedings known to be contemplated.

17.	Subsequent Events
      On January 12, 2006, the Company closed on the purchase from a third party of 1025 Vermont Avenue, a twelve-story, approximately 115,000 square foot office building located in the central business district of Washington, D.C., for approximately $34,100,000, not including closing costs and related transaction fees. The property is subject to a $19,000,000 mortgage, bearing interest at fixed rate 4.91%, maturing in January 2010, which was assumed as part of the purchase. The purchase was financed using additional borrowings under the Company’s Credit Facility.
      On February 10, 2006, the Company amended the terms of the mortgage on 1025 Vermont, borrowing an additional $3,500,000 against the property. The proceeds were used to pay down borrowings outstanding under the Credit Facility. The new loan balance bears interest at a fixed rate of 6.21% through April 1, 2006, whereupon the interest rate on the original and new borrowings will change to a fixed rate of 5.11%. The maturity date for the new borrowing is January 2010.
      On February 16, 2006, the Company’s Park Plaza II subsidiary entered into financing and guaranty agreements to borrow $24,300,000, secured by the Park Plaza II property. The indebtedness matures in March 2016 and requires monthly payments of interest-only at a fixed rate of 5.53% through March 2012 and monthly payments of principal and interest from April 2012 through February 2016, based on a fixed interest rate of 5.53%, on a 360 month amortization schedule. The proceeds were used to repay a portion of the borrowings outstanding under the Company’s Credit Facility.
      On March 15, 2006, the Company entered into a definitive agreement with a third party to purchase a two-story, approximately 41,000 square foot office building located in Reston, Virginia for approximately $11,600,000. The purchase is subject to the customary closing conditions, including satisfactory completion by the Company of a due diligence review during the inspection period.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
Schedule II: Valuations and Qualifying Accounts

		Additions	Additions
	Balance,	Charged	Charged	Deductions	Balance,
	Beginning of	to Costs and	to Other	from	End of
Description	Period	Expenses	Accounts(1)	Reserve	Period

Reserves for Doubtful Accounts
Columbia Equity Trust, Inc.
For the period July 5, 2005 to December 31, 2005	$—	$16,521	$22,880	$—	$39,401
Columbia Equity Trust, Inc. Predecessor
For the period January 1, 2005 to July 4, 2005	$—	$—	$—	$—	$—
For the year ended December 31, 2004	—	—	—	—	—
For the year ended December 31, 2003	—	—	—	—	—

(1)	Represents accounts written off as part of acquisition accounting but restored to accounts receivable for purposes of continued collection efforts.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
Schedule III: Real Estate and Accumulated Depreciation(1)

					Gross Amount at
					Which Carried at Close
		Initial Costs		Costs	of Period
				Capitalized					Date of
			Buildings and	Subsequent to		Buildings and		Accumulated	Construction/	Year
Properties	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Renovation	Acquired

			(2)		(2)
	(In thousands)
Office buildings
Fair Oaks — Fairfax, Va.	$—	$3,917	$11,905	$237	$3,917	$12,142	$16,059	$407	1985	2005
Greenbriar — Fairfax, Va.	—	1,886	11,758	921	1,886	12,679	14,565	338	1985/1998	2005
Lee Road — Chantilly, Va.	—	2,370	18,839	—	2,370	18,839	21,209	301	2000	2005
Loudoun Gateway IV — Dulles, Va.	—	2,344	17,648	—	2,344	17,648	19,992	416	2002	2005
Meadows IV — Chantilly, Va.	19,000	3,581	20,588	85	3,581	20,673	24,254	600	1988/1997	2005
Oakton — Oakton, Virginia	—	1,616	12,544	(6)	1,616	12,538	14,154	39	1985	2005
Park Plaza II — Rockville, Md.	—	—	28,578	—	—	28,578	28,578	310	2001	2005
Patrick Henry — Newport News, Va.	8,359	1,978	10,433	2	1,978	10,435	12,413	38	1989	2005
Sherwood Plaza — Fairfax, Va.	—	1,609	12,265	126	1,609	12,391	14,000	348	1984	2005

Property totals	27,359	19,301	144,558	1,365	19,301	145,923	165,224	2,797
Corporate furniture and fixtures	—	—	—	54	—	—	54	8

Total	$27,359	$19,301	$144,558	$1,419	$19,301	$145,923	$165,278	$2,805

      Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets, as set forth below.

Base building	39 – 40 years
Building components	5 – 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture and fixtures	3 to 15 years
      The aggregate cost for Federal income tax purposes was approximately $165,278,000 as of December 31, 2005.
      The changes in total real estate assets and accumulated depreciation are as follows.

Consolidated
Columbia Equity
Trust, Inc. for the
Year Ended
December 31,
2005

Real Estate Assets
Balance, beginning of period	$—
Acquisitions	163,859
Improvements	1,425
Sales, retirements and write-offs	(6)

Balance, end of period	$165,278

Accumulated Depreciation
Balance, beginning of period	$—
Depreciation for the period	2,805,222
Sales, retirements and write-offs	—

Balance, end of period	$2,805,222

(1)	Columbia Equity Trust, Inc. Predecessor had no real estate assets.

(2)	Amounts include furniture and fixtures located at properties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of King I, LLC
We have audited the accompanying balance sheets of King I, LLC (a Virginia limited liability company) (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of King I, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 30, 2006

KING I, LLC
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Rental property
Land	$4,425,179	$4,425,179
Buildings	23,914,263	23,761,012
Tenant improvements	1,221,966	750,724
Furniture, fixtures and equipment	153,862	153,862

	29,715,270	29,090,777
Accumulated depreciation	(6,770,869)	(6,045,359)

Total rental property, net	22,944,401	23,045,418
Cash and cash equivalents	962,863	1,417,783
Restricted deposits	349,309	786,713
Accounts and other receivables, net of reserves for doubtful accounts of $24,054 and $39,141, respectively	49,308	258,916
Accrued straight-line rents	373,337	209,900
Deferred leasing costs, net	389,938	193,062
Deferred financing costs, net of accumulated amortization of $247,252 and $179,587, respectively	91,075	158,740
Intangible assets
Above market leases, net	9,666	26,238
In-place leases, net	380,468	1,032,698
Tenant relationships, net	74,688	202,723
Prepaid expenses and other assets	68,363	68,230

Total assets	$25,693,416	$27,400,421

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Mortgage note payable	$21,640,154	$22,000,000
Accounts payable and accrued expenses	439,834	592,764
Security deposits	235,285	288,316
Rent received in advance	139,329	181,586
Deferred credits — Below market leases, net	105,265	285,720

Total liabilities	22,559,867	23,348,386
Commitments and contingencies
Members’ equity	3,133,549	4,052,035

Total liabilities and members’ equity	$25,693,416	$27,400,421

See accompanying notes to financial statements.

KING I, LLC
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

Revenues
Building rental	$4,301,616	$4,665,618	$4,262,768
Garage rental	54,588	51,849	61,864

Total revenues	4,356,204	4,717,467	4,324,632

Operating expenses
Property operating	986,547	889,492	803,112
Utilities	217,849	250,567	251,678
Real estate taxes and insurance	364,646	352,835	381,731
Depreciation and amortization	1,548,991	1,447,832	1,352,155

Total operating expenses	3,118,033	2,940,726	2,788,676

Operating income	1,238,171	1,776,741	1,535,956
Other income and expense
Interest income	16,665	10,521	3,681
Interest expense	(1,173,322)	(1,180,865)	(2,953,392)

Net income (loss)	$81,514	$606,397	$(1,413,755)

See accompanying notes to financial statements.

KING I, LLC
STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

		Carr King	Carr Real
		Street I	Estate		The Oliver		AETNA Life
	Clark King I	Associates,	Investment,	Oliver T.	Carr	Columbia	Insurance	Judith O.	Anson	Felix	Lee W.	Susan M.
	LLC	LP	LLC	Carr, Jr.	Company	Equity, LP	Company	Klock	Klock	Klock	Campbell	Freeling	Total

Balance, January 1, 2003	$(985,934)	$(4,619,274)	$120,202	$97,702	$—	$—	$—	$—	$—	$—	$—	$—	$(5,387,304)
Net loss for period from January 1, 2003 to February 19, 2003	(903,630)	(632,799)	(29,045)	(29,045)	—	—	—	—	—	—	—	—	(1,594,519)

Balance, February 20, 2003	(1,889,564)	(5,252,073)	91,157	68,657	—	—	—	—	—	—	—	—	(6,981,823)
Contributions	—	—	—	—	—	—	9,732,500	—	—	—	—	—	9,732,500
Costs of raising equity	—	—	(20,240)	(20,204)	(110,254)	—	(933,365)	(7,970)	(2,989)	(2,989)	(20)	(8)	(1,098,039)
Distributions	(6,546,265)	(3,734,653)	(33)	(33)	(178)	—	(775,000)	(16,096)	(6,036)	(6,035)	—	—	(11,084,329)
Deemed contributions (distributions)	—	(1,717,500)	211,047	211,047	1,149,975	—	—	83,103	31,164	31,164	—	—	—
Net effect of purchase accounting	—	—	—	—	—	—	14,232,668	—	—	—	—	—	14,232,668
Net income for period from February 20, 2003 to December 31, 2003	—	—	3,332	3,327	18,151	—	153,652	1,312	492	492	4	2	180,764
Reallocation	8,435,829	10,704,226	(441,002)	(417,893)	(1,905,802)	—	(16,133,814)	(137,757)	(51,659)	(51,660)	(334)	(134)	—

Balance, December 31, 2003	—	—	(155,739)	(155,099)	(848,108)	—	6,276,641	(77,408)	(29,028)	(29,028)	(350)	(140)	4,981,741
Distributions	(44,479)	(10,578)	(42,594)	(42,594)	(246,622)	—	(1,119,626)	(16,889)	(6,333)	(6,333)	(39)	(16)	(1,536,103)
Net income	—	—	11,188	11,188	60,867	—	515,437	4,427	1,638	1,637	11	4	606,397
Reallocation	44,479	10,578	(1,016)	(1,016)	(5,526)	—	(46,799)	(402)	(149)	(148)	(1)	—	—

Balance, December 31, 2004	—	—	(188,161)	(187,521)	(1,039,389)	—	5,625,653	(90,272)	(33,872)	(33,872)	(379)	(152)	4,052,035
Transfers of member interests	—	—	190,605	189,965	1,052,700	450,076	(2,043,580)	91,233	34,233	34,233	382	153	—
Distributions	—	—	(2,765)	(2,765)	(15,061)	(150,000)	(827,500)	(1,089)	(408)	(408)	(3)	(1)	(1,000,000)
Net income	—	—	321	321	1,750	32,036	46,864	128	47	47	—	—	81,514

Balance, December 31, 2005	$—	$—	$—	$—	$—	$332,112	$2,801,437	$—	$—	$—	$—	$—	$3,133,549

See accompanying notes to financial statements.

KING I, LLC
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$81,514	$606,397	$(1,413,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,548,991	1,447,832	1,352,155
Amortization of above and below market leases	(163,883)	(163,880)	(169,420)
Amortization of deferred financing costs	67,665	67,665	19,060
Changes in assets and liabilities
Accounts and other receivables	209,608	(137,656)	52,993
Accrued straight-line rents	(163,437)	(94,818)	(84,718)
Deferred leasing costs	(240,092)	(14,511)	(23,698)
Prepaid expenses and other assets	(133)	(82,897)	4,093
Accounts payable and accrued expenses	(69,441)	290,261	93,774
Due from affiliate	—	17,110	(17,110)
Security deposits and rent received in advance	(95,288)	(1,354)	61,162

Net cash provided by (used in) operating activities	1,175,504	1,934,149	(125,464)

Cash flows from investing activities
Additions to rental properties	(707,982)	(1,380,559)	(126,752)
Restricted deposits	437,404	665,302	(1,146,760)

Net cash used in investing activities	(270,578)	(715,257)	(1,273,512)

Cash flows from financing activities
Repayment of principal on mortgage note payable	(359,846)	—	(16,875,332)
Proceeds for issuance of mortgage note payable	—	—	22,000,000
Payment of deferred financing costs	—	—	(273,324)
Contributions	—	—	8,634,461
Distributions	(1,000,000)	(1,536,103)	(11,076,376)

Net cash provided by (used in) financing activities	(1,359,846)	(1,536,103)	2,409,429

Net increase (decrease) in cash and cash equivalents	(454,920)	(317,211)	1,010,453
Cash and cash equivalents, beginning of period	1,417,783	1,734,994	724,541

Cash and cash equivalents, end of period	$962,863	$1,417,783	$1,734,994

Supplemental disclosures
Cash paid for interest	$1,107,173	$1,180,865	$1,163,122

See accompanying notes to financial statements.

KING I, LLC
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Organization
      King I, LLC (the “Company”) was formed under the laws of the Commonwealth of Virginia on December 21, 1999. The Company was originally King Street I Associates, a Commonwealth of Virginia general partnership, which was formed to develop and operate Phase I of a multiphase development project located at 1800 Diagonal Road, Alexandria, Virginia. Phase I of the project is composed of a building for commercial office and retail use.
      On February 20, 2003 there was a recapitalization of the Company. Clark King I, LLC and Carr King Street I Associates, LP sold their member interests in the Company and AETNA Life Insurance Company (“AETNA”) became the majority member through the acquisition of an 85% member interest. On July 5, 2005, all investors other than Aetna sold all of their interests to Columbia Equity, LP (“Columbia”), AETNA sold a portion of its investment to Columbia, leaving AETNA and Columbia each owning 50% of the partnership.

2.	Summary of Significant Accounting Policies
      Investment in Real Estate — Investments in real estate include land, buildings and tenant improvements. Land is recorded at acquisition cost. Building is recorded at cost and depreciated on straight-line basis over the estimated useful lives of its components, which range from 7.5 to 40 years. Tenant improvements are costs incurred to prepare tenant spaces for occupancy and are amortized on a straight-line basis over the terms of the respective leases. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Management does not believe that impairment indicators are present, and accordingly, no such losses have been included in the accompanying financial statements.
      Cash and Cash equivalents — The Company classifies as cash equivalents all highly liquid investments, primarily composed of overnight commercial paper and repurchase agreements, which are convertible into known amounts of cash and carry an insignificant risk of change in value.
      Accrued Straight-Line Rents — Accrued straight-line rents represents the amount that straight-line rental revenues exceed rents currently collectible under the lease agreements.
      Deferred Financing Costs — Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective notes payable, using the straight-line basis that approximates the effective interest method. The amortization of deferred financing costs is included as a component of interest expense in the accompanying statements of operations.
      Tenant Leasing Costs — Fees and costs incurred in the successful negotiation of leases are deferred and amortized over the terms of the respective leases.
      Intangible Assets — Intangible assets consist of the value of the above-market leases acquired, the in-place leases and the value of tenant relationships and are amortized using the straight-line method over the weighted average life of the leases acquired, which approximates 3.4 years.
      Deferred Credits — Deferred credits consist of the value of the below-market leases acquired and are amortized using the straight-line method over the weighted average life of the leases acquired, which approximates 3.4 years.
      Revenue Recognition — Income from rental operations is recognized on a straight-line basis over the term of the lease regardless of when payments are due. The lease agreements contain provisions that provide

KING I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
for additional rentals based on tenants’ sales volume and reimbursement of the tenants’ share of real estate taxes and certain common area maintenance costs. Such additional rental revenue is recognized as earned.
      Income Taxes — The accompanying financial statements do not contain any provision for Federal income taxes. All Federal income tax liability and/or tax benefits are passed through to the individual members in accordance with the Internal Revenue Code.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Reclassifications — Certain amounts reported in 2004 and 2003 have been reclassified to conform to the 2005 presentation.

3.	Purchase Accounting
      As a result of AETNA’S acquisition of an 85% member interest on February 20, 2003, the Company fair valued 85% of its assets and liabilities. The following is a summary of the adjustments recorded to the Company’s assets, liabilities and equity.

Purchase Price
Adjustment

Land	$2,344,239
Building and Tenant Improvements	10,555,335
Deferred costs	(370,764)
Intangible Deferred Charges — Above Market Leases	56,621
Intangible Deferred Charges — In-place Leases	2,228,454
Intangible Deferred Charges — Tenant Relationships	437,452
Accrued Rental Income	(402,115)
Intangible Deferred Credit — Below Market Leases	(616,554)
Members’ Capital (Deficit)	(14,232,668)
      In accordance with SFAS 141, Business Combinations, which requires companies to account for the value of the leases acquired and the costs of acquiring such leases separately from the value of the real estate, the Company evaluated the leases in place and determined whether they were acquired at market, above market, or below market. The Company’s evaluations were based on (i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of the acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated costs of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions.

KING I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
      The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of December 31, 2005 and 2004.

	2005	2004

Intangible Assets
Above market leases	$56,621	$56,621
Accumulated amortization	(46,955)	(30,383)

	$9,666	$26,238

In-Place leases	$2,228,454	$2,228,454
Accumulated amortization	(1,847,986)	(1,195,756)

	$380,468	$1,032,698

Tenant relationships	$437,452	$437,452
Accumulated amortization	(362,764)	(234,729)

	$74,688	$202,723

Deferred Credits
Below market leases	$616,554	$616,554
Accumulated amortization	(511,289)	(330,834)

	$105,265	$285,720

      Net amortization, related to above market leases and below market leases, of $163,883, $163,883 and $136,569 for the years ended December 31, 2005, 2004 and 2003, respectively, is recorded as an increase to rental revenue in the accompanying statements of operations. Net amortization, related to in-place leases and tenant relationships, of $780,265, $780,265 and $650,220, for the years ended December 31, 2005, 2004 and 2003, respectively, is recorded as a component of depreciation and amortization in the accompanying statements of operations. The remaining unamortized balances of the above intangibles will be recognized in 2006.

4.	Members’ Capital Contributions, Distributions, and Participation Percentages
      The King I, LLC agreement (“LLC agreement”) details the required capital contributions and commitments of the members. The agreement provides the procedures for allocation of profits and losses and for the return of capital to the respective members, with defined priorities. Net cash flow, as defined in the LLC agreement, is also to be distributed according to defined priorities.
      In connection with the recapitalization of the Company, certain of the partners in Carr King Street I Associates, L.P. (“Carr King”) became members of the Company at the time Carr King sold its interest in the Company. These partners were entitled to distributions totaling $1,717,500 that would have been paid to Carr King. In lieu of the distributions, they left their capital in the Company as their contributions for the member interests acquired. These amounts are shown as deemed capital contributions (distributions) in the accompanying statement of members’ equity.
      On July 5, 2005, Columbia Equity, LP purchased directly from the other partners some or all of their interests in the Company. These transactions are reflected as transfers of member interests in the accompanying statement of members’ equity.

KING I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
      The interests of the members as of December 31, 2005 and 2004 are as follows.

	2005	2004

AETNA Life Insurance Company	50.00%	85.00%
Columbia Equity, LP	50.00	—
The Oliver Carr Company	—	10.05
Carr Capital Real Estate Investment, LLC	—	1.84
Oliver T. Carr Jr.	—	1.84
Judith O. Klock	—	0.73
Anson Klock	—	0.27
Felix Klock	—	0.27
Lee W. Campbell	—	0.00
Susan M. Freeling	—	0.00

	100.00%	100.00%

5.	Mortgage Note Payable
      The Company entered into a non-recourse note payable with Connecticut General Life Insurance Company (“Cigna”) on October 8, 1986, for $19,500,000, bearing interest at 7%, maturing on October 1, 1999. On December 23, 1999, the note payable was amended with a principal pay-down to $17,600,000; and the interest rate was converted to 8.02%, maturing January 3, 2005. On February 20, 2003, the Cigna note was paid in full and concurrently a new note was executed with Allstate for the principal amount of $22,000,000. A prepayment fee of $1,687,507 paid in connection with the repayment of the Cigna note is included as a component of interest expense in the 2003 statement of operations. The Allstate note bears interest at a fixed rate of 5.06% per annum and matures on March 1, 2008. Interest accrues monthly, with all unpaid principal and accrued interest due at maturity on March 1, 2008. On April 1, 2005, the Company began making monthly payments of principal and interest on the note. The note is collateralized by a deed of trust on the real estate assets. The carrying value of note is $21,640,154 as of December 31, 2005, compared to a fair value of $21,430,485, a difference of $209,670. The fair value of the note was estimated by using a current market basis-point spread over the quoted prices of U.S. Treasury securities for the remaining terms of the note.
      Future required principal payments on the note as of December 31, 2005 are as follows.

Years Ending
December 31,

2006	$501,491
2007	527,463
2008	20,611,200

$21,640,154

KING I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003

6.	Minimum Future Rentals
      The Company leases office space to tenants under various noncancelable operating leases. Leases on space in the office building provide for future minimum rentals plus provisions for escalations in the event of increased operating costs and real estate taxes (additional rentals). Minimum future rentals on noncancelable operating leases with original maturities which extend for more than one year as of December 31, 2005 are as follows.

Years Ending
December 31,

2006	$3,628,604
2007	3,156,571
2008	2,824,781
2009	2,142,875
2010	1,714,915
Thereafter	5,840,531

$19,308,277

      The above amounts do not reflect additional rentals that may be required by the leases.

7.	Related Party Transactions
      The Company conducts business with its members and with certain entities in which certain members of the Company exercise control. The following is a description of transactions with the members of these entities.
      The Company has management and leasing contracts with Carr Real Estate Services (“CRES”), an affiliate. This relationship changed effective July 1, 2004, when the Trammell Crow Company (“TCC”) was retained as the property manager. CRES remains the leasing agent for the Company.
      Under the management contract, the Company incurred a management fee equal to 3% of gross rents collected, as defined in the contract. Under the leasing contract, the Company incurs leasing commissions ranging from 1.5% to 2% of aggregate base rent. One-half of the commission is payable upon lease commencement and is capitalized and included in tenant leasing costs, with the remaining half payable monthly over the lease term. The capitalized tenant leasing costs are amortized over the lease term. Management fees amounted to $0, $68,109 and $120,540 for the years ended December 31, 2005, 2004 and 2003, respectively, and monthly leasing commissions amounted to $48,639, $85,022 and $3,710 for the years ended December 31, 2005, 2004 and 2003. Amortization of tenant leasing costs amounted to $43,217, $8,820 and $84,885 for the years ended December 31, 2005, 2004 and 2003, respectively. Unpaid management fees and leasing commissions of $53,400 and $13,442 are included in accounts payable and accrued expenses as of December 31, 2005 and 2004, respectively.
      The Company reimburses CRES for payroll costs incurred by CRES on behalf of the Company. Such reimbursable payroll costs amounted to $0, $123,588 and $153,502 for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company reimburses Carr America Realty Company (“CARC”), an affiliate, for property insurance premiums paid on behalf of the Company. The Company pools its insurance program with other entities managed by CRES in the CARC portfolio to obtain better composite rates based on total insured value, management practices, policies and procedures and quality of buildings. All the properties in the CARC portfolio have the same coverage, limits, deductibles and rates, with the exception of a terrorism allocation

KING I, LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
based on risk assumptions assigned by underwriters to certain properties. The insurance premiums for the entire portfolio are paid by CARC. CRES allocates the insurance premiums to the Partnership based on square footage and level of risk. The Company paid insurance premiums of $0, $24,578 and $57,999 to CARC for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company paid CARC $202,000 during the year ended December 31, 2005 for leasing and construction management services.
      Starting July 1, 2004, the Company began paying Carr Capital Corporation, an affiliate of the Company, 1.5% of gross rents collected, as defined in the contract, for asset management services pursuant to an asset management agreement between the Company and TCC. Asset management fees paid to Carr Capital Corporation amounted to $39,006 and $31,344 for the years ended December 31, 2005 and 2004. Of that amount, unpaid asset management fees of $11,775 are included in accounts payable as of December 31, 2004.
      Starting July 5, 2005, the Company began paying Columbia Equity Trust, Inc. (“Columbia”), a member of the Company, 1.5% of gross rents collected, as defined in the contract, for asset management services pursuant to an asset management agreement. Asset management fees paid to Columbia amounted to $31,101 for the year ended December 31, 2005. Of that amount, unpaid asset management fees of $9,824 are included in accounts payable as of December 31, 2005.
      The Company leases 21,798 square feet of office space to a company controlled by a related party. The lease commenced on August 1, 2004 and expires July 31, 2014. The property earned revenues of $743,421 in 2005 and $309,759 in 2004 on this lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of Carr Capital 1575 Eye Street Associates, LLC
We have audited the accompanying balance sheets of Carr Capital 1575 Eye Street Associates, LLC (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Carr Capital 1575 Eye Street Associates, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 30, 2006

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Investment in partnership	$5,113,500	$5,927,886
Cash	784	259

Total assets	$5,114,284	$5,928,145

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$250	$—
Due to owners	500	500

Total liabilities	750	500
Commitments and contingencies
Members’ equity	5,113,534	5,927,645

Total liabilities and members’ equity	$5,114,284	$5,928,145

See accompanying notes to financial statements.

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2005	2004	2003

Revenues
Revenues	$—	$—	$—

Operating expenses
Audit and tax fees	20,075	14,100	5,780
Accounting fees, paid to a related party	1,063	1,000	1,000
Miscellaneous	311	577	—

Total operating expenses	21,449	15,677	6,780

Operating loss	(21,449)	(15,677)	(6,780)
Other
Equity in net income (loss) of unconsolidated real estate entity	75,614	1,600	(159,351)

Income (loss) before income taxes	54,165	(14,077)	(166,131)
Provision for income taxes	11,700	—	—

Net income (loss)	$42,465	$(14,077)	$(166,131)

See accompanying notes to financial statements.

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
STATEMENTS OF MEMBERS’ EQUITY
For the Years Ended December 31, 2003, 2004 and 2005

			Carr Capital
	AETNA Life		Real Estate	The Oliver	Carr
	Insurance	Columbia	Investments,	Carr	Holdings,	Other
	Company	Equity, LP	Inc.	Company	LLC	Investors	Total

Balance, January 1, 2003	$4,877,871	$—	$93,798	$782,808	$782,807	$984,984	$7,522,268
Distributions	(436,503)	—	(8,414)	(69,886)	(70,052)	(88,245)	(673,100)
Net loss	(107,728)	—	(2,074)	(17,291)	(17,291)	(21,747)	(166,131)

Balance, December 31, 2003	4,333,640	—	83,310	695,631	695,464	874,992	6,683,037
Distributions	(480,745)	—	(9,266)	(76,949)	(77,173)	(97,182)	(741,315)
Net loss	(9,129)	—	(176)	(1,465)	(1,465)	(1,842)	(14,077)

Balance, December 31, 2004	3,843,766	—	73,868	617,217	616,826	775,968	5,927,645
Transfers of member interests	—	1,172,397	(66,184)	(553,375)	(552,838)	—	—
Distributions	(555,490)	(80,080)	(6,166)	(51,199)	(51,345)	(112,296)	(856,576)
Net income (loss)	27,539	36,178	(1,518)	(12,643)	(12,643)	5,552	42,465

Balance, December 31, 2005	$3,315,815	$1,128,495	$—	$—	$—	$669,224	$5,113,534

See accompanying notes to financial statements.

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$42,465	$(14,077)	$(166,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Equity in net income (loss) of unconsolidated real estate entity	(75,614)	(1,600)	159,351
Change in accounts payable	250	—	—

Net cash used in operating activities	(32,899)	(15,677)	(6,780)

Cash flows from investing activities
Distributions in excess of net income received from real estate entities	890,000	756,500	680,281

Net cash provided by investing activities	890,000	756,500	680,281

Cash flows from financing activities
Distributions	(856,576)	(741,315)	(673,100)

Net cash used in financing activities	(856,576)	(741,315)	(673,100)

Net increase (decrease) in cash	525	(492)	401
Cash, beginning of period	259	751	350

Cash, end of period	$784	$259	$751

Supplemental disclosures
Cash paid for income taxes	$11,700	$—	$—

See accompanying notes to financial statements.

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Organization
      Carr Capital 1575 Eye Street Associates, LLC (the ”Company”) was formed on February 5, 2002, as a District of Columbia Limited Liability Company to acquire and own a general partnership interest in, and to act as the managing general partner of 1575 Eye Street Associates, L.P. a District of Columbia Limited Partnership (the “Limited Partnership”).
      As of February 28, 2002, the Company commenced operations by acquiring a 34.52% general partner interest in the Limited Partnership. The Limited Partnership owns an office building known as the ASAE Building, located at 1575 Eye Street, N.W., Washington, D.C.
      The contract price for the investment acquired by the Company was $8,019,005 and was financed by capital contributions from the Company’s members. On March 3, 2003, the Company was allocated an additional 7.07% interest in the Limited Partnership after Southern Industrial Realty, Inc., a partner in the Limited Partnership retired its 17% member interest. As a result of this transaction the Company’s general partner interest in the Limited Partnership at December 31, 2003 was 41.59%. Additionally, income and losses are allocated to the Company at 44.5% of the Limited Partnership’s income or losses.
      On July 5, 2005, Columbia Equity, LP (“Columbia”) purchased the member interests of Carr Capital Real Estate Investments, Inc., The Oliver Carr Company and Carr Holdings, LLC, giving Columbia a 22.07% interest in the Company.

2.	Summary of Significant Accounting Policies
      Method of Accounting and Use of Estimates — The financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
      Investment — The investment in the Limited Partnership has been accounted for using the equity method. This involves recording the investment in the Limited Partnership acquired at cost, and adjusting the carrying amount of the investment to recognize the Company’s share of the income or losses of the investee after the date of acquisition. Management recognizes impairment losses on the investment when the Company determines that there has been an other-than-temporary decline in the value of the investment. Included in the carrying amount of the investment is $2,217,815 recorded in conjunction with the purchase of the investment in the Limited Partnership. This amount represents the excess of the Company’s investment over the Company’s share of the underlying equity in the net assets of the Limited Partnership as of February 28, 2002 and is being depreciated over the life of the property owned by the investee.
      Income Taxes — The accompanying financial statements do not contain any provision for Federal income taxes. All Federal income tax liability and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code. Tax expense is reflected for the District of Columbia Franchise tax.

3.	Investment in Partnership
      The Company’s ownership in the Limited Partnership is 41.59% as of December 31, 2005, 2004 and 2003, and is accounted for under the equity method. Income and losses are allocated to the Company at 44.5% of net partnership income and losses. The components of equity in net income (loss) of unconsolidated real

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
estate entity of $75,614, $1,600 and $(159,351) for the years ended December 31, 2005, 2004 and 2003, included in the accompanying statements of operations are as follows.

	2005	2004	2003

Equity in investee’s net income	$560,012	$485,998	$325,048
Amortization of purchase price allocation to depreciable assets	(484,398)	(484,398)	(484,399)

	$75,614	$1,600	$(159,351)

      Summarized operating results for the Limited Partnership for the years ended December 31, 2005, 2004 and 2003 are as follows.

	2005	2004	2003

Revenues	$9,212,648	$8,937,125	$8,475,857
Operating expenses and interest	7,866,141	7,768,579	7,745,413

Net income	$1,346,507	$1,168,546	$730,444

      The summarized balance sheets of the Limited Partnership as of December 31, 2005 and 2004 are as follows.

	2005	2004

Assets, primarily depreciable property	$17,066,021	$17,890,307

Liabilities, primarily nonrecourse mortgage debt	$43,351,087	$43,521,881
Partner’s deficit	(26,285,066)	(25,631,574)

	$17,066,021	$17,890,307

4.	Members’ Capital Contributions, Distributions, and Participation Percentages
      The Carr Capital 1575 Eye Street Associates, LLC operating agreement (the “Agreement”) details the required capital contributions and commitments of the members. The Agreement provides the procedures for allocation of profits and losses and for the return of capital to the respective members, with defined priorities.

CARR CAPITAL 1575 EYE STREET ASSOCIATES, LLC
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
Net cash flow, as defined in the Agreement, is also to be distributed according to defined priorities. The interests of the members as of December 31, 2005, 2004 and 2003 are as follows.

	2005	2004	2003

AETNA	64.85%	64.85%	64.85%
Columbia Equity, LP	22.07	—	—
The Oliver Carr Company	—	10.41	10.41
Carr Holdings, LLC	—	10.41	10.41
Carr Capital Real Estate Investments, Inc.	—	1.25	1.25
Karen S. Mayers	1.25	1.25	1.25
George F. Miller	1.25	1.25	1.25
Jeffrey L. Stanfield	1.25	1.25	1.25
John T. Beaty	1.25	1.25	1.25
Anne Mehringer	1.25	1.25	1.25
Philip Zeidman	1.25	1.25	1.25
Edison W. Dick	1.25	1.25	1.25
Sally W. Dick	1.25	1.25	1.25
Kenneth G. Lore	1.25	1.25	1.25
Thomas Humphrey	0.61	0.61	0.61
Kent R. Morrison	0.61	0.61	0.61
Leslie Shroyer	0.61	0.61	0.61

	100.00%	100.00%	100.00%

5.	Related Party Transactions
      The Company conducts business with certain entities in which certain members of the Company exercise control. The following is a description of transactions with these entities.
      The Company pays accounting fees to Carr Capital Corporation, an affiliate. Accounting fees amounted to $1,063, $1,000 and $1,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Exhibit Index

Exhibit		Description of Document

3.1		Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 24, 2005).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 24, 2005).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).
4.2		Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 24, 2005).
10.1		Form of Employment Agreement, by and between the Registrant and Oliver T. Carr, III (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 28, 2005).
10.2		Form of Employment Agreement, by and between the Registrant and John A. Schissel (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 28, 2005).
10.3		Columbia Equity Trust, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 24, 2005).
10.4		Form of Employment Agreement, by and between the Registrant and Clinton D. Fisch (incorporated by reference to Exhibit 10.70 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 28, 2005).
10.5		Form of Employment Agreement, by and between the Registrant and Christian H. Clifford (incorporated by reference to Exhibit 10.71 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 28, 2005).
10.6		Form of Employment Agreement, by and between the Registrant and John M. Novack (incorporated by reference to Exhibit 10.72 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 28, 2005).
10.7		Agreement and Plan of Merger between Carr Capital Corporation and the Barlow Corporation, dated March 25, 2005 (Barlow Building) (incorporated by reference to Exhibit 10.74 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on May 27, 2005).
10.8		Master Agreement dated June 23, 2005 among Carr Capital Corporation, Wisconsin Avenue Realty Company LLC and Columbia Equity, LP. (incorporated by reference to Exhibit 10.75 to the Registrant’s Registration Statement on Form S-11/ A (File No. 333-122644) filed on June 24, 2005).
10.9		Loan Agreement, by and among Barlow Enterprises LLC as borrower, 5454 Wisconsin Inc. as guarantor, and General Electric Capital Corporation as lender, dated as of July 15, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).
10.10		Revolving Loan Agreement between Columbia Equity, LP and Wells Fargo Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005).
10	.11*	Real Estate Purchase and Sale Agreement, by and between 1025 Vermont Investors, L.L.C. and Columbia Equity Trust, Inc., dated November 11, 2005.
10	.12*	First Amendment to Real Estate Purchase and Sale Agreement, by and between 1025 Vermont Investors, L.L.C. and Columbia Equity Trust, Inc., dated November 21, 2005.
10	.13*	Transfer and Assumption and Loan Modification by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated January 12, 2006.
10	.14*	Secured Promissory Note payable to Principal Life Insurance Company, dated December 20, 2004.

Exhibit		Description of Document

10	.15*	Amended, Restated and Consolidated and Secured Promissory Note by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated February 10, 2006.
10	.16*	Agreement of Sale, by and between, Carfax Enterprises Limited Partnership and Columbia Equity Trust, Inc., dated November 10, 2005.
10	.17*	First Amendment to Agreement of Sale, by and between , Carfax Enterprises Limited Partnership and Columbia Equity Trust, Inc., dated November 23, 2005.
10	.18*	Agreement for Purchase and Sale, by and between Unicorn Wisconsin, LLC and Columbia Equity Trust, Inc., dated December 6, 2005.
10.19		Fixed Rate Note payable to Wachovia Bank, National Association, dated February 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10.20		Leasehold Indemnity Deed of Trust and Security Agreement, by Park Plaza II, L.L.C. as grantor to Alexander Title Agency Incorporated, as trustee, for the benefit of Wachovia Bank, National Association, as beneficiary, dated February 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10.21		Indemnity Guaranty Agreement by Park Plaza II, L.L.C., dated February 16, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).
10	.22*	Summary of Cash Incentive Bonuses Payable to Executive Officers.
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Deloitte & Touche LLP (Registrant’s independent registered public accounting firm).
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32	.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

*	filed herewith