Form 10-Q
period 2006-03-31
Columbia Equity Trust, Inc.
filed 2006-05-15
CIK 1316710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2006, 13,863,334 shares of common stock, par value $0.001, were outstanding.

COLUMBIA EQUITY TRUST, INC.
FORM 10-Q
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements.	3

Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 for Columbia Equity Trust, Inc.	4
Statements of Operations for the three months ended March 31, 2006 (unaudited) for Columbia Equity Trust, Inc. and for the three months ended March 31, 2005 (unaudited) for Combined Columbia Predecessor	5
Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) for Columbia Equity Trust, Inc. and for the three months ended March 31, 2005 (unaudited) for Combined Columbia Predecessor	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4. Controls and Procedures.	37

PART II — OTHER INFORMATION

Item 1A. Risk Factors.	39

Item 6. Exhibits.	39

SIGNATURES	41

EXHIBIT INDEX	42

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Columbia Equity Trust, Inc. (the “Company”) completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 13,800,000 shares of common stock (including 1.8 million shares sold to the underwriters to cover over-allotments) at a price per share of $15.00, generating gross proceeds to the Company of $207 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs were approximately $188.5 million.
The financial statements included in this report as of December 31, 2005 and March 31, 2006 for the three months ended March 31, 2006 represent the results of operations and financial condition of the Company. The financial statements included in this report for the three months ended March 31, 2005 represent the results of operations of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) prior to the completion of the Company’s IPO and various formation transactions. We do not believe that the comparison of the Company’s results of operations to those of Columbia Predecessor, which do not reflect the Company’s IPO and the formation transactions, is meaningful or indicative of our future operating results as a publicly-held company.
Columbia Predecessor ceased to exist as a reporting entity effective with the completion of the IPO and the formation transactions. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management, as described in more detail in Note 1 to the financial statements.

COLUMBIA EQUITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Rental property
Land	$25,040,819	$19,300,819
Buildings	140,658,743	120,509,954
Tenant improvements	29,507,785	24,377,997
Furniture, fixtures and equipment	1,062,094	1,088,989

	196,269,441	165,277,759
Accumulated depreciation	(4,893,370)	(2,805,222)

Total rental property, net	191,376,071	162,472,537

Cash and cash equivalents	9,746,733	8,149,634
Restricted deposits	346,581	256,356
Accounts and other receivables, net of reserves for doubtful accounts of $61,124 and $39,401, respectively	1,555,714	1,039,510
Investments in unconsolidated real estate entities	41,339,516	42,308,003
Accrued straight-line rents	1,022,870	524,258
Deferred leasing costs, net	737,290	490,609
Deferred financing costs, net	973,350	955,129
Intangible assets
Above market leases, net	3,646,185	3,610,453
In-place leases, net	18,853,572	15,813,098
Tenant relationships, net	7,193,342	6,387,594
Prepaid expenses and other assets	954,460	1,323,308

Total assets	$277,745,684	$243,330,489

Liabilities and Stockholders’ Equity
Liabilities
Revolving loan payable	$10,250,000	$22,000,000
Mortgage notes payable	74,122,093	27,358,998
Accounts payable and accrued expenses	3,137,545	2,252,575
Dividends payable	2,079,500	1,940,867
Security deposits	1,242,117	945,158
Rent received in advance	1,008,251	758,265
Deferred credits — Below market leases, net	2,468,522	1,593,812
Other liabilities	92,839	—

Total liabilities	94,400,867	56,849,675

Commitments and contingencies

Minority interest	14,160,891	14,205,638

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized in 2006 and 2005, no shares issued or outstanding in either period	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 13,863,334 shares issued and outstanding in 2006 and 2005	13,863	13,863
Additional paid-in capital	178,366,298	178,366,298
Cumulative dividends in excess of net income	(9,196,235)	(6,104,985)

Total stockholders’ equity	169,183,926	172,275,176

Total liabilities and stockholders’ equity	$277,745,684	$243,330,489

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

		Combined
	Consolidated	Columbia
	Columbia Equity	Predecessor for the
	Trust, Inc. for the	Three Months
	Three Months Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Revenues
Base rents	$6,193,981	$—
Recoveries from tenants	309,297	—
Fee income, primarily from related parties	404,348	622,359
Parking and other income	136,209	—

Total revenues	7,043,835	622,359

Operating expenses
Property operating	1,141,194	—
Utilities	532,184	—
Real estate taxes and insurance	656,837	—
General and administrative	829,623	378,974
Share-based compensation cost	234,750	—
Depreciation and amortization	3,458,389	3,003

Total operating expenses	6,852,977	381,977

Operating income	190,858	240,382

Other income and expense
Interest income	43,335	5,332
Interest expense	(1,151,974)	(2,250)

(Loss) income before income taxes, equity in net (loss) income of unconsolidated real estate entities and minority interest	(917,781)	243,464

Equity in net (loss) income of unconsolidated real estate entities	(135,970)	102,917
Minority interest	75,501	—

(Loss) income before income taxes	(978,250)	346,381

Provision for income taxes	33,500	34,061

Net (loss) income	$(1,011,750)	$312,320

Net loss per common share — Basic and diluted	$(0.07)

Weighted average shares of common stock outstanding — Basic and diluted	13,863,334

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated	Combined
	Columbia Equity	Columbia
	Trust, Inc. for the	Predecessor for the
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(1,011,750)	$312,320
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Minority interest	(75,501)	—
Equity in net income of unconsolidated real estate entities	135,970	(102,917)
Compensation cost related to LTIP units	191,250	—
Distributions received from earnings of unconsolidated real estate entities	159,486	19,055
Depreciation and amortization	3,458,389	3,003
Amortization of above and below market leases	89,035	—
Amortization of deferred financing costs	107,174	—
Provision for doubtful accounts	21,724	—
Changes in assets and liabilities
Accounts and other receivables	(537,928)	(23,198)
Accrued straight-line rents	(498,611)	—
Deferred leasing costs	(271,299)	—
Deferred offering costs	—	(1,243,306)
Prepaid expenses and other assets	(26,138)	(500,111)
Accounts payable and accrued expenses	692,378	1,230,637
Accrued interest payable to stockholders	—	2,250
Rent received in advance	95,777	—
Other liabilities	2,283	—

Net cash provided by (used in) operating activities	2,532,239	(302,267)

Cash flows from investing activities
Purchases of interests in rental property and related net assets	(14,187,258)	—
Deposit on pending purchase of interest in rental property	(150,000)	—
Additions to rental properties	(1,146,856)	—
Additions to rental property furniture, fixtures and equipment	(7,995)	(396)
Restricted deposits	67,310	—
Distributions in excess of net income received from real estate entities	673,031	49,857
Contributions made to unconsolidated real estate entities	—	(100,000)

Net cash used in investing activities	(14,751,768)	(50,539)

Cash flows from financing activities
Borrowings under revolving credit line	14,550,000	—
Repayment of revolving credit line borrowings	(26,300,000)	—
Mortgage note borrowings	27,685,985	—
Repayments of mortgage note	(33,752)	—
Dividends	(1,940,867)	—
Distributions to minority interest	(149,796)	(60,424)
Security deposits received	5,058	—

Net cash provided by (used in) financing activities	13,816,628	(60,424)

Net increase (decrease) in cash and cash equivalents	1,597,099	(413,230)

Cash and cash equivalents, beginning of period	8,149,634	1,188,146

Cash and cash equivalents, end of period	$9,746,733	$774,916

Supplemental disclosures
Cash paid for income taxes	$33,500	$—

Cash paid for interest	$911,762	$—

Debt assumed in purchases of interests in rental property	$19,000,000	$—

Liability for asbestos remebiation assumed as part of purchase of rental property	$90,556	$—

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
The Company had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner, and held a 92.83% partnership interest as of March 31, 2006 and December 31, 2005. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. Prior to the completion of the IPO on July 5, 2005, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”) (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and Emerging Issues Task Force Issue No. 02-05, “Definition of ‘Common Control’ in relation to FASB Statement No. 141”, provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
The accompanying combined statements of operations and cash flows for Columbia Predecessor reflect the operating results of certain investments in real estate entities owned by CCC, The Oliver Carr Company, Carr Holdings, LLC or affiliates that were not acquired by the Operating Partnership. CCC provided asset management services to the real estate entities invested in by Columbia Predecessor and to certain unrelated parties.
2. Basis of Presentation and Summary of Significant Accounting Policies
a) Unaudited Interim Consolidated Financial Information
The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

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
d) Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving loan notes and mortgage notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The interest rate on borrowings under the Credit Facility (as defined in Note 7) is variable based on LIBOR, and as a result, the carrying value of those borrowings approximates fair value as of March 31, 2006. The carrying value of mortgage notes was $74,122,093 as of March 31, 2006, compared to a fair value of $72,192,438, a difference of $1,929,655. The fair value of the mortgage notes was estimated by using a current market basis-point spread over the quoted prices of U.S. Treasury securities for the remaining terms of the mortgage loans.
e) Revenue Recognition
Income from rental operations is recognized on a straight-line basis over the term of the lease, including any periods of free rent (rent abatements), regardless of when payments are due. The lease agreements contain provisions that provide for additional rentals based on reimbursement of the tenants’ share of real estate taxes, insurance and certain common area maintenance costs. Additional rental revenues are recorded as the associated expense is incurred. The lease term begins at the time the lessee takes physical possession of the space. Lease provisions governing any tenant improvements (“TIs”) granted to the lessee are reviewed to determine whether the TIs should be accounted for as lease incentives and deducted in calculating straight-line rent, or should be capitalized as building improvements. Lease provisions that would result in a decision to account for the TIs as lease incentives would be allowing a lessee to offset TIs against rent due or agreeing to reimburse a lessee for unused TIs. Factors generally considered in determining that TIs should be capitalized are the nature of the work, ownership upon lease termination, and the extent to which the Company maintains control over the construction process, including approval over and management of scope of work, architectural plans and contractors.
Fee income consists of asset management fees, construction management fees, leasing advisory fees and transaction fees. Asset management fees are based on a percentage of revenues earned by a property under management and are recorded on a monthly basis as earned. Construction management fees are based on a negotiated percentage of the total value of the construction project to be managed and are recognized as revenue on a pro rata basis as the construction work is performed. Leasing advisory fees are based on a negotiated percentage of the value of the lease transaction on which the Company consults. Leasing advisory revenue is recorded as earned in accordance with the terms of the advisory agreements, which generally specify that half of the fee is earned at the time of lease execution, with the remainder being earned at the time the tenant takes possession of the space. Transaction fees are based on a percentage of the transaction value and are recorded at the closing date of the transaction.
f) Investments in Rental Property
Investments in rental property include land, buildings and tenant improvements. Land is recorded at acquisition cost. Buildings are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of its components, which range from 7.5 to 40 years. Tenant improvements are costs incurred to prepare tenant spaces for occupancy and are depreciated on a straight-line basis over the terms of the respective leases or the lives of the related assets, whichever is shorter.
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
In accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, in determining the fair value, in accordance with the requirements of SFAS No. 141, of properties acquired, the Company determines whether any obligations should be recorded related to the costs expected to be incurred upon the eventual disposition or retirement of the property, in particular for costs expected to be incurred for the remediation of asbestos. The calculation of the liability incorporates a risk-adjusted rate of return that takes into consideration when the remediation work is expected to be performed.
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
h) Minority Interest
Minority interest relates to the interests in the Operating Partnership that are not owned by the Company, which, as of March 31, 2006 and December 31, 2005, amounted to approximately 7.17% (excluding the LTIP Units, discussed below) and consisted of 1,069,973 units of limited partnership interest in the Operating Partnership (“OP Units”). In conjunction with the formation of the Company, certain persons and entities contributing interests in the properties to the Operating Partnership received OP Units.

The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of OP units for the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of OP Units and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.
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
As of March 31, 2006, the Company had issued 290,000 LTIP Units, of which 35,000 are vested. LTIP Units are a special class of partnership interest in the Operating Partnership, which have been issued under the Company’s 2005 Equity Compensation Plan. LTIP Units were granted by the Company at the IPO to the non-employee members of the Company’s Board of Directors (“Directors”), certain consultants to the Company (“Consultants”) and certain employees of the Company (“Employees”). Once the LTIP Units achieve full parity with the OP Units and are fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may be redeemed by the holder for cash or, in the Company’s sole and absolute discretion, exchanged for shares of the Company’s common stock. It is the Company’s intention that all LTIP Units be redeemed for shares of the Company’s common stock. The value of LTIP Units that has been recognized as an expense is included in minority interest.
i) Tenant Leasing Costs
The fees and initial direct costs incurred in the negotiation of completed leases are deferred and amortized over the terms of the respective leases.
j) Deferred Financing Costs
Fees and costs incurred in securing debt financing are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the respective financing agreements.
k) Share –Based Compensation
The Company accounts for the award of equity instruments to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires an entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
l) New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is not expected to have any material effect on the Company’s financial statements.

m) Income Taxes
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
n) Management’s Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
o) Segment Disclosure
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
p) Concentration of Credit Risk
The Company maintains ownership interests in commercial office properties that are primarily located in the Greater Washington, D.C. metropolitan area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social climate affecting the communities in which the tenants operate. No single tenant accounts for more than 10% of rental revenues.
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
q) Comprehensive Income
Because the Company has no items of other comprehensive income, its net income is equal to its comprehensive income for all periods presented.

3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. The following table shows the calculation of basic and diluted EPS, which are calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has adopted EITF Issue Number 03-6, “Participating Securities and the Two-Class Method under FASB 128” (“Issue 03-06”), which provides further guidance on the definition of participating securities. Pursuant to Issue 03-6, the Company’s OP Units and LTIP Units are considered participating securities and, if dilutive, are included in the computation of the Company’s basic EPS. For purposes of calculating diluted EPS, unvested LTIP Units are also considered to be participating securities and are included in the calculation of diluted EPS, if doing so would be dilutive. For the three months ended March 31, 2006, LTIP Units have been excluded from the basic and diluted EPS calculations because including these securities would be anti-dilutive. The OP Units have been excluded from the calculation of both primary and diluted EPS because their conversion to shares of common stock would not impact EPS, as the minority share of loss would be added back to the net loss. The calculation of primary and diluted net loss per share for the Company for the three months ended March 31, 2006 is set forth below.

For the Three
Months Ended
March 31, 2006
Net loss	$(1,011,750)

Weighted average shares outstanding	13,863,334

Basic and diluted loss per share	$(0.07)

EPS information is not presented for the three months ended March 31, 2005 because the capital structure of Columbia Predecessor is not comparable to the Company’s current capital structure.
4. Office Property Acquisition
On January 12, 2006, the Company acquired a 114,801 square foot office building (“1025 Vermont”) located in the central business district of Washington, D.C. for $34,050,000, before closing costs and including the assumption of a $19,000,000 non-recourse first mortgage on the property, bearing a fixed rate of interest of 4.91%, due January 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the acquisition of 1025 Vermont. The Company is in the process of obtaining third party valuations, which may affect the allocation of purchase price to the assets acquired and liabilities assumed. Additional adjustments, which are not expected to be material, may result when estimates made at the time of closing are finalized.

Rental property	$29,811,000
Intangible assets	5,443,000
Other assets	295,000

Total assets acquired	35,459,000

Mortgage note payable	19,000,000
Deferred credits	1,001,000
Other liabilities	692,000

Total liabilities assumed	20,603,000

Net assets acquired	$14,856,000

The following table summarizes, on an unaudited pro forma basis, the Company’s results of operations for the three months ended March 31, 2006 as if the acquisition of 1025 Vermont had occurred on January 1, 2006. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place on January 1, 2006. Similar pro forma results of operations information has not been provided for the three months ended March 31, 2005 because the Company had no material operations prior to July 5, 2005 and was essentially a shell entity with no prior operating history.

	Pro Forma	Actual Results
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Revenues	$7,162,000	$7,043,834

Net loss	$(1,049,000)	$(1,011,750)

Net loss per share	$(0.08)	$(0.07)

Weighted average number of shares outstanding	13,863,334	13,863,334

5. Investments in Unconsolidated Real Estate Entities
The Company’s interests in unconsolidated real estate entities are summarized in the following table.

		Square	Percent
Property	Location	Feet	Owned
1575 Eye Street	Washington, D.C.	210,372	9.18%
Atrium	Alexandria, Va.	138,507	37.00%
Barlow Building	Chevy Chase, Md.	270,562	40.00%
Independence Center — I	Chantilly, Va.	275,003	14.74%
Independence Center — II	Chantilly, Va.	—(1)	8.10%
King Street	Alexandria, Va.	149,080	50.00%
Madison Place	Alexandria, Va.	108,252	50.00%
Suffolk Building	Falls Church, Va.	257,425	36.50%
Victory Point	Chantilly, Va.	147,966	10.00%

(1)	A 115,368 square foot office building is currently under construction.
The combined condensed balance sheets of the unconsolidated real estate entities as of March 31, 2006 and December 31, 2005 are as follows.

	2006		2005
Assets
Investments in real estate	$306,421,474		$306,193,345
Receivables and deferred rents	9,404,557		9,458,009
Other assets	50,943,886		51,513,600

Total assets	$366,769,917		$367,164,954

Liabilities and Equity
Mortgage loans	$258,511,628		$255,897,580
Other liabilities	16,212,547		16,515,825
Equity — Columbia Equity Trust, Inc.	34,355,079		35,176,959
Equity — Other owners	57,690,663		59,574,590

Total liabilities and equity	$366,769,917		$367,164,954
	,	,

The combined condensed statements of operations for the unconsolidated real estate entities for the three months ended March 31, 2006 and 2005 are as follows.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Revenues	$11,363,913	$9,003,755

Operating and other expenses	4,128,593	3,421,414
Depreciation	4,000,671	2,652,443
Interest	3,323,323	3,052,529

Total expenses	11,452,587	9,126,386

Net income (loss)	$(88,674)	$(122,631)

Company and Columbia Predecessor share of net (loss) income, net	$(135,970)	$6,674
Equity in net income of real estate entities not contributed by Columbia Predecessor at the Initial Public Offering	—	96,243

Equity in net (loss) income of unconsolidated real estate entities	$(135,970)	$102,917

6. Intangible Assets
The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
Intangible Assets

Above market leases	$4,144,197	$3,892,695
Accumulated amortization	(498,012)	(282,242)

	$3,646,185	$3,610,453

In-Place leases	$20,980,594	$16,980,485
Accumulated amortization	(2,127,022)	(1,167,387)

	$18,853,572	$15,813,098

Tenant relationships	$8,083,050	$6,891,313
Accumulated amortization	(889,708)	(503,719)

	$7,193,342	$6,387,594

Deferred Credits

Below market leases	$2,712,404	$1,710,959
Accumulated amortization	(243,882)	(117,147)

	$2,468,522	$1,593,812

The amortization of acquired above and below market in-place leases, included as a net decrease in rental revenues, totaled $89,035 for the three months ended March 31, 2006.
The amortization of acquired in-place leases and tenant relationships, included in depreciation and amortization expense, totaled $1,345,623 for the three months ended March 31, 2006.
7. Debt Agreements
As of March 31, 2006, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	5.81%	11/28/2007	$10,250,000	$—	$10,250,000

1025 Vermont	5.11%	01/01/2010	22,500,000	—	22,500,000

Meadows IV	4.95%	11/01/2011	19,000,000	—	19,000,000

Park Plaza II	5.53%	02/01/2016	24,290,000	—	24,290,000

Patrick Henry	5.02%	04/01/2009	8,411,892	(79,799)	8,332,093

			$84,451,892	$(79,799)	$84,372,093

As of December 31, 2005, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	5.55%	11/28/2007	$22,000,000	$—	$22,000,000

Meadows IV	4.95%	11/01/2011	19,000,000	—	19,000,000

Patrick Henry	5.02%	04/01/2009	8,445,643	(86,645)	8,358,998

			$49,445,643	$(86,645)	$49,358,998

On November 28, 2005, the Company entered into a $75,000,000 secured revolving credit facility (the “Credit Facility”) that bears interest at the London Interbank Offered Rate (“LIBOR”) plus 110 to 135 basis points. The exact rate of interest payable varies based on the ratio of total indebtedness to total asset value as measured on a quarterly basis. At March 31, 2006, the interest rate was 5.81%. The Credit Facility has a two year term with a one year extension option. Availability under the Credit Facility is based on the value of assets pledged as collateral. Through December 31, 2005, the Fair Oaks, Greenbriar, Loudoun Gateway IV and Sherwood Plaza properties with a total carrying value of $63,106,953 have been pledged as security for borrowings under the Credit Facility. In April 2006, the Oakton property, with a carrying value of

$14,075,434 was also pledged to support the Credit Facility. The 1025 Vermont, Meadows IV, Park Plaza II and Patrick Henry properties are pledged to secure the respective mortgages listed above.
The Credit Facility contains certain restrictions and covenants, which, among other things, limit the payment of dividends and distributions. Except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company may not pay any dividends or make any distributions during any four consecutive quarters that, in the aggregate, exceed 95% of funds from operations, as defined in the Credit Facility. The Credit Facility also requires compliance with various financial ratios relating to minimum amounts of net worth, fixed charge coverage, cash flow coverage and maximum amount of indebtedness and places certain limitations on investments. Management believes that the Company was in compliance with all such restrictions and covenants as of March 31, 2006.
On January 12, 2006, in connection with the purchase of the 1025 Vermont property, the Company assumed a $19,000,000 mortgage, bearing interest at a fixed rate of 4.91%, maturing in January 2010.
On February 10, 2006, the Company amended the terms of the mortgage on 1025 Vermont, borrowing an additional $3,500,000 against the property. The proceeds were used to pay down borrowings outstanding under the Credit Facility. The new loan balance bears interest at a fixed rate of 6.21% through April 1, 2006, whereupon the interest rate on the original and new borrowings was reset to equal a fixed rate of 5.11%, which is the combined weighted average of the interest rates on the two separate loan agreements. Total interest due on the loans did not change. The maturity date for the new borrowing is January 2010.
On February 16, 2006, the Company’s Park Plaza II subsidiary borrowed $24,290,000, secured by the Park Plaza II property. The indebtedness matures in March 2016 and requires monthly payments of interest-only at a fixed rate of 5.53% through March 2012 and monthly payments of principal and interest from April 2012 through February 2016, based on a fixed interest rate of 5.53%, on a 360 month amortization schedule. The proceeds were used to repay a portion of the borrowings outstanding under the Company’s Credit Facility.
Debt maturities as of March 31, 2006 are as follows.

2006	$97,940
2007	10,388,533
2008	144,590
2009	8,030,829
2010	22,500,000
2011	19,000,000
Thereafter	24,290,000

$84,451,892

8. Income and Other Taxes
As discussed in Note 2, the Company has elected to be taxed as a REIT and, as a result, is not subject to Federal income taxes on income it distributes to stockholders. The Company is subject to Federal and state income taxes and local franchise tax on taxable income of its taxable REIT subsidiary (“TRS”) and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid. Columbia Predecessor was taxed as a Subchapter S corporation and was not subject to Federal or state income tax, but was subject to a local District of Columbia franchise tax. The Company’s tax provision for the three months ended March 31, 2006 was $33,500, primarily for District of Columbia franchise tax on the REIT and the TRS. Columbia Predecessor’s tax provision for the three months ended March 31, 2005 was $34,061, primarily for District of Columbia franchise tax. There are no significant differences between the financial reporting and tax bases of assets and liabilities. All distributions made in 2005 constituted ordinary income to the recipients.
9. Equity Compensation Plan
The Company accounts for compensation expense related to grants of stock options and other share based incentive awards in accordance with SFAS No. 123(R), “Share-Based Payment”. On July 5, 2005, the Company awarded LTIP Units to directors, consultants and employees, as set forth below. Once the LTIP Units achieve full parity with the OP Units with respect to liquidating distributions and are fully vested, with the Company’s permission, LTIP Units may be converted into OP Units which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for shares of the Company’s common stock in the manner described in Note 2. It is the Company’s intention that only Company stock be exchanged for OP Units that are being redeemed. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. The aggregate value of the LTIP Units has not been reflected as unearned compensation within stockholders’ equity because the LTIP Units relate only to the Operating Partnership and, consequently, have been reflected as Minority Interest in the Company’s consolidated balance sheets as of March 31, 2006 and
December 31, 2005. As of March 31, 2006, $3,251,250 of the fair value of the LTIP Units granted to Employees remains to be recognized as expense.

			Minority Interest and
			Compensation Expense
	As of March 31, 2006		Recognized for the
	LTIP Units	LTIP Units	Three Months Ended
Recipient Class	Granted	Vested	March 31, 2006
Directors	20,000	20,000	$—
Consultants	15,000	15,000	—
Employees	255,000	—	191,250

	290,000	35,000	$191,250

10. Minimum Future Rentals
The Company leases office space to tenants under various noncancelable operating leases. Leases on space in the office buildings provide for future minimum rentals plus provisions for escalations in the event of increased operating costs and real estate taxes (additional rentals).
Minimum future rentals on noncancelable operating leases with original maturities which extend for more than one year as of March 31, 2006 are as follows:

Year Ending
December 31,
2006 (nine months)	$18,140,181
2007	24,391,342
2008	23,489,121
2009	21,720,169
2010	17,059,724
2011	13,714,633
Thereafter	22,286,795

$140,801,965

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

	For the Three	For the Three
	Months Ended	Months Ended
Service	March 31, 2006	March 31, 2005
Revenues
Asset management	$76,785	$352,731
Construction management	31,257	—
Transaction advisory	—	272,524
Rental revenues	42,102	13,198

Expenses
Office space	63,485	37,554
Administrative services	17,868	22,500

	As of	As of
	March 31,	December 31,
	2006	2005
Receivables
Asset management	$46,895	$166,850
Construction management	31,257	40,242
Rental revenues	13,999	13,999

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
Affiliates of Clark Enterprises, Inc.(“Clark”), a company for which another director of the Company serves as Senior Vice President and General Counsel, remain as co-investors in two of the Company’s unconsolidated real estate entities from which Clark received distributions of $81,667 and $12,060 in the three months ended March 31, 2006 and 2005, respectively. Clark also provides construction services to two of the Company’s other unconsolidated real estate entities for which Clark was paid $2,664,226 and $0 in the three months ended March 31, 2006 and 2005, respectively.
The Company leases 21,798 square feet of office space at one of its joint venture properties to a company controlled by the father of the Company’s Chief Executive Officer. The lease commenced on August 1, 2004 and expires July 31, 2014. The property recorded revenues of $186,165 and $186,165 in the three months ended March 31, 2006 and 2005, respectively, from this lease.
The joint venture entities that own the King Street and 1575 Eye Street properties have purchased services from affiliates of CarrAmerica Realty Corporation, a company whose Chief Executive Officer is a sibling of the Company’s Chief Executive Officer. CarrAmerica provided construction management and leasing services to King Street and provided property management and leasing services to 1575 Eye Street. CarrAmerica also provided construction management to the joint ventures that own the Madison Place, Victory Point and Independence Center I properties and serves as co-developer of the Independence Center II property.
For these services, the joint venture properties paid CarrAmerica $166,135 and $82,676 in the three months ended March 31, 2006 and 2005, respectively.
The Company recorded revenue of $188,493 in the three months ended March 31, 2006 for leasing advisory services provided to the 1575 Eye Street and Madison place properties.
12. Commitments
During the third quarter of 2005 the Independence Center I joint venture, in which the Company owns a 14.74% interest, commenced development of Independence Center II (“Center II”) which will be a 115,368 net rentable square foot office building located in Chantilly, Virginia. The total cost of the development is expected to be approximately $24,500,000, including land costs and estimated tenant improvements. Effective October 1, 2005, the Company contributed an 8.1% interest in the excess land of Independence Center I to form a new joint venture in Center II. In October 2005, Center II closed on a $15,700,000 construction loan maturing on September 10, 2009 and bearing interest at a fixed rate of 6.02%. The Company has provided a limited guarantee of the outstanding loan balance. As of March 31, 2006, the Company has guaranteed up to $737,000 of the loan. The amount guaranteed will be reduced or terminated based on the project achieving certain leasing and cash flow performance targets. In addition to the loan guarantee, the Company has also provided a completion guarantee for the project. The completion guarantee is limited to the Company’s percentage ownership in the project. As of March 31, 2006, approximately $11,220,000 or 46%, of the total anticipated project costs had been incurred.
On December 7, 2005, the Company entered into a definitive agreement with a third party to acquire a five-story, approximately 151,400 square foot, office building (“Georgetown Plaza”) located in Washington, D.C. for $23,500,000 before transaction costs, including the assumption of a $16,100,000 mortgage loan, bearing interest at a fixed rate of 5.78% and maturing in June 2013. The property is subject to a ground lease that expires in December 2058. The acquisition is expected to be funded through additional borrowings under the Credit Facility. The purchase of the Georgetown Plaza is subject to the usual and customary closing conditions, including satisfactory completion by the Company of a due diligence review during the inspection period and the assumption of the existing mortgage.
On March 15, 2006, the Company entered into a definitive agreement with a third party to acquire a two-story, approximately 41,400 square foot, office building (the “Chubb Building”) located in Reston, Virginia for approximately $11,575,000 before transaction costs, including the assumption of a $7,400,000 mortgage loan, bearing interest at a fixed rate of 8.28% and maturing in February 2010. The acquisition is expected to be funded through additional borrowings under the Credit Facility or with new mortgage financing. The purchase of the Chubb Building is subject to the usual and customary closing conditions, including satisfactory completion by the Company of a due diligence review during the inspection period.
As of March 31, 2006, the Company was committed to paying approximately $1,300,000 for tenant improvements and leasing commissions at certain of its wholly owned properties.
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
13. Subsequent Events
In April 2006, the Company, with the approval of the property’s majority owner, initiated a search for a buyer of its Victory Point joint venture property. No prospective buyers have been identified as yet and an eventual sale cannot yet be termed as probable of occurring. In the opinion of management, as of March 31, 2006, the value of the Company’s investment in the property is not impaired as that term is defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
On April 25, 2006, the Company entered into a definitive agreement with a third party to acquire a three-story, approximately 102,400 square foot, multi-tenant office building (“101 Orchard Ridge”) located in Gaithersburg, Maryland for approximately $27,400,000 before transaction costs. A $15,500,000 mortgage loan, bearing interest at a fixed rate of 6.06% and maturing in May 2014, will be assumed as part of the purchase. The acquisition is expected to be funded through additional borrowings under the Credit Facility. The purchase of 101 Orchard Ridge is subject to the usual and customary closing conditions, including the assumption of the existing mortgage and satisfactory completion by the Company of a due diligence review during the inspection period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Columbia Equity Trust, Inc. (the “Company”) and Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q .
Columbia Predecessor is not a legal entity but rather a combination of real estate entities and asset management operations under common ownership and management as described further below. References to “we”, “us”, and “our” refer to Columbia Equity Trust, Inc. and its consolidated subsidiaries or Columbia Predecessor, as applicable.
Forward Looking Statements
When used, the words “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “anticipate” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us at the time that we make such statements. Should one or more of these risks, uncertainties or events materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. Accordingly, investors should not place undue reliance on these forward-looking statements.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	general risks affecting the commercial office property industry;

•	risks associated with the availability and terms of financing and the use of debt, equity or other types of financings;

•	failure to manage effectively (i) our growth and (ii) our transition from a privately held to a publicly held company;

•	risks and uncertainties affecting property development and construction;

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	risks associated with actual and threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and potential liability for uninsured losses and environmental contamination;

•	risks associated with the potential failure to qualify as a REIT; and

•	the other risk factors identified in “Part I, Item 1A – Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
The risks set forth above and those contained in our Annual Report Form 10-K, as well as those risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, are not exhaustive. New risk factors may emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
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
As of March 31, 2006, we:
•	owned interests in 18 commercial office properties consisting of approximately 2.6 million square feet and one development property, including:
-	100% fee simple ownership in nine properties totaling approximately 946,000 square feet of net rentable area;

-	a 100% leasehold interest in an approximately 126,000 square foot office building in North Rockville, Maryland (the property is subject to a ground lease with a remaining term, including extension options, of 70 years);

-	partial interests ranging from 9% to 50% in eight office properties totaling approximately 1.6 million square feet of net rentable area; and

-	an 8.1% joint venture interest in an approximately 115,000 square foot office building development adjacent to our Independence Center I property.
•	provided asset management services to related parties for three office buildings containing approximately 690,000 net rentable square feet and two hotel properties containing approximately 610 rooms.
During the first three months of 2006, we completed the following significant transactions:
•	On January 12, 2006, we completed the acquisition of 1025 Vermont Avenue in Washington, D.C. for a purchase price of approximately $34.1 million, net of transaction costs. The transaction was funded with borrowings under our credit facility and the assumption of a $19.0 million mortgage loan which bears interest at 4.91% and matures in January 2010. Subsequent to the closing of the acquisition, the lender for the mortgage loan advanced an additional $3.5 million in loan proceeds resulting in an outstanding balance of $22.5 million. Concurrent with the increase in loan proceeds, the interest rate was re-set to a fixed rate of 5.11%. The additional loan proceeds were used to repay amounts outstanding under our credit facility. The property contains approximately 115,000 net rentable square feet of space and was 97% leased to 27 tenants at the time of acquisition.

•	On February 16, 2006, we completed a $24.3 million, ten-year mortgage financing at a rate of 5.53% per annum that matures in March 2016. The financing requires monthly payments of interest-only at a fixed interest rate of 5.53% through March 2012 and monthly payments of principal and interest from April 2012 through February 2016 based on a fixed interest rate of 5.53% and a 360 month amortization schedule. The financing is secured by our leasehold interest in Park Plaza II.
In addition to completing the transactions detailed above, on March 15, 2006, we entered into a material definitive agreement to acquire a two-story, approximately 41,400 square foot, office building (the “Chubb Building”) located in Reston, Virginia for $11,575,000, before transaction costs. The property is subject to a mortgage loan with an outstanding principal balance of approximately $7.4 million which bears interest at a fixed rate of 8.28% and matures in February 2010. We expect to fund the transaction with proceeds from our credit facility and either the assumption of the existing mortgage financing or with new mortgage financing. The property includes additional land for development. The purchase of the Chubb Building is subject to customary closing conditions, including the satisfactory completion of a due diligence review during its inspection periods.
Subsequent Events
On April 25, 2006, we entered into a material definitive agreement (the “Orchard Ridge Purchase Agreement”) to acquire a three-story, approximately 102,400 square foot multi-tenant office building (“101 Orchard Ridge”) located in Gaithersburg, Maryland for approximately $27.4 million before transaction costs. We expect to fund the transaction with proceeds from our credit facility. Concurrent with the acquisition, we will assume a $15.5 million mortgage loan which bears interest at 6.06% and matures in May 2014. The purchase of 101 Orchard Ridge is subject to customary closing conditions, including the assumption of the existing mortgage and the satisfactory completion of a due diligence review during its inspection period.
Our Business Strategy
     Our goal is to generate attractive, long-term risk-adjusted investment returns for our stockholders through:
•	Investing in Small-to-Medium Size Office Buildings. We invest principally in small-to-medium size office properties with an initial cost between $10 and $60 million as we believe these properties present opportunities for attractive, risk-adjusted returns due to the lower degree of institutional focus on this segment of the office market.

•	Selective and Strategic Geographic Focus. We focus primarily on the Greater Washington, D.C. commercial office property market to take advantage of the strong economic and demographic characteristics of that market, leverage our local market expertise and relationships and create economies of scale through the clustering of properties.

•	Intensive and Efficient Asset Management. We intensively manage each of our properties through active property leasing and targeted capital improvements, which may include re-positioning or redeveloping certain properties, while maintaining efficiency through the outsourcing of non-strategic property functions.

•	Strategic Joint Ventures. We selectively enter into joint ventures where appropriate to leverage our equity returns through fees and disproportionate cash flow distributions, as well as manage the risks associated with certain properties that may be inappropriate to wholly own due to size or vacancy levels.

•	Recycling Capital. We evaluate individual properties in our portfolio to assess their future potential growth against current market values. If we believe that we have maximized a property’s value potential, we will look to sell or recapitalize the property and reinvest the profit generated from the sale or recapitalization into new investments that offer improved earnings potential for our stockholders.

•	Maintain Investment Flexibility. When the market for new acquisitions remains competitive, we will consider allocating additional capital into development and alternative investment structures, including equity joint ventures and mezzanine debt, which may offer investment yields above those provided through wholly owned property acquisitions. In addition, we will consider investments in contiguous markets, as well as investments in mixed-use properties, that provide an appropriate investment yield premium.
Office Market Commentary
The results of our operations are significantly influenced by real estate and economic market conditions throughout the Greater Washington, D.C. area.
During the first quarter of 2006, economic and real estate fundamentals in the Greater Washington, D.C. area remained solid. According to the CoStar Group, as of March 31, 2006:
•	Market-wide office vacancy levels remained low decreasing to 9.0% at March 31, 2006. This compares to vacancy rates of 9.2% at December 31, 2005; 9.5% at September 30, 2005; 10.0% at June 30, 2005; and 10.3% at March 31, 2005.

•	Vacancy levels by region at March 31, 2006 stood at 7.4% for the District of Columbia; 9.4% for suburban Maryland; and 10.0% for northern Virginia.

•	The average quoted asking rental rate for all classes of available office space was $30.73 at March 31, 2006, representing a 1.4% increase in quoted rental rates from $30.30 at March 31, 2005.

•	There was approximately 16.2 million square feet of office space under construction at March 31, 2006, represented by 6.5 million square feet in the District of Columbia, 8.3 million square feet in northern Virginia and 1.4 million square feet in suburban Maryland. This compares to a total of 12.2 million square feet of office space under construction at March 31, 2005.
Sales activity of office buildings remained brisk during the twelve months ended December 31, 2005, the most recent time period for which this information is available with total volume amounting to approximately $10.0 billion compared to $7.0 billion during the twelve months ended December 31, 2004.
The unemployment rate for the Greater Washington, D.C. area as of March 31, 2006 was 3.0%, one of the lowest in the United States among major metropolitan areas. Job growth also remained among the highest among major metropolitan areas posting an increase of approximately 76,000 in non-farm payrolls for the twelve months ended March 31, 2006. We believe the Greater Washington, D.C. area’s diversified base of businesses coupled with the favorable impact of government spending in the region has provided positive support for the region’s economy.
Acquisition and leasing markets in the region remain competitive, however. Although we believe the Greater Washington, D.C. area is one of the best markets in the country for our focused office investment and development strategy, we face a more competitive investment climate today than at the time of our IPO nine months ago as the area has experienced an influx of investors attracted to the growth potential and stability of the market. Our response to the level of competition, and reduced number of attractive yield opportunities, has been to remain patient, maintain our underwriting discipline, and vigorously pursue those investments that meet our return thresholds.
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
You should be aware that when you read our financial statements and the information included above, office markets, in general, and our operations, in particular, are significantly affected by both macro and micro economic factors, including actual and perceived trends in various national and economic conditions that affect commercial real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. Such conditions could lead to a decline in property values.
The following table sets forth information related to the properties we owned or in which we had an ownership interest, at March 31, 2006:

									Our Pro
									Rata Share
									of Total
									Annualized
				Year					Rent as a %
				Acquired		Net Rentable	Occupancy	Total	of our Total
	Ownership			by Columbia	Year Built/	Area	at	Annualized	Annualized
Property (1)	Interest	Tenancy	Market	or Predecessor	Renovated	(Square Feet)	March 31, 2006	Rent (2)	Rent (3)
1025 Vermont Avenue	100%	Multi-Tenant	Washington, D.C.	2006	1964 - 2003	114,801	97%	$3,892,356	10.5%
14700 Lee Road	100%	Single Tenant	Northern Virginia	2005	2000	84,652	100%	2,126,280	5.8%
Fair Oaks	100%	Multi-Tenant	Northern Virginia	2001	1985	126,949	95%	2,593,740	7.0%
Greenbriar	100%	Multi-Tenant	Northern Virginia	2001	1985 - 1998	111,721	88%	2,118,372	5.7%
Loudoun Gateway IV	100%	Single Tenant	Northern Virginia	2005	2002	102,987	100%	1,563,096	4.2%
Meadows IV	100%	Multi-Tenant	Northern Virginia	2004	1988 - 1997	148,160	100%	3,216,852	8.7%
Oakton	100%	Multi-Tenant	Northern Virginia	2005	1985	64,648	100%	1,684,272	4.6%
Park Plaza II (4)	100%	Multi-Tenant	Suburban Maryland	2005	2001	126,228	98%	3,812,808	10.3%
Patrick Henry	100%	Multi-Tenant	Newport News, VA	2005	1989	98,883	94%	1,796,136	4.9%
Sherwood Plaza	100%	Multi-Tenant	Northern Virginia	2000	1984	92,960	100%	2,090,448	5.7%
King Street	50%	Multi-Tenant	Northern Virginia	1999	1984 - 2004	149,080	86%	3,812,976	5.2%
Madison Place	50%	Multi-Tenant	Northern Virginia	2003	1989	108,252	81%	2,403,300	3.2%
Barlow Building	40%	Multi-Tenant	Suburban Maryland	2005	1966 - 2001	270,562	93%	8,899,404	9.6%
Atrium Building	37%	Multi-Tenant	Northern Virginia	2004	1978 - 1999	138,507	100%	4,009,632	4.0%
Suffolk Building	37%	Single Tenant	Northern Virginia	2005	1964 - 2003	257,425	100%	6,381,528	6.3%
Independence Center	15%	Multi-Tenant	Northern Virginia	2002	1999	275,002	92%	5,714,028	2.3%
1575 Eye Street	9%	Multi-Tenant	Washington, D.C.	2002	1979	210,372	99%	7,912,368	2.0%
Victory Point	10%	Multi-Tenant	Northern Virginia	2005	1989 - 2005	147,966	0%	—	0.0%

Total / Weighted Average (5)						2,629,155	95%	$64,027,596	100%

(1)	Information set forth in this table excludes our 8.1% ownership interest in the joint venture that owns the Independence Center II development property.

(2)	Annualized rent is calculated by multiplying by a factor of twelve the actual contractual monthly base rent at March 31, 2006 for each tenant. Total annualized rent includes our joint venture partners’ pro rata share of contractual base rent.

(3)	Represents the percentage of our pro rata share of annualized rent (which is based upon our percentage ownership interest in each property) divided by our total pro rata share of annualized rent of our portfolio.

(4)	The property is subject to a ground lease with a remaining term, including extension options, of 70 years.

(5)	Excludes the occupancy of Victory Point which was acquired vacant in March 2005 by Columbia Predecessor through a joint venture and is currently being re-developed. The weighted average occupancy including Victory Point was approximately 89% at March 31, 2006. We expect Victory Point to be placed in-service during the second quarter of 2006.
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
The following are certain critical accounting polices and estimates which impact our Company, these policies have not changed during 2006.
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
Investments in Unconsolidated Real Estate Entities
For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest in a variable interest entity as defined in FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.” If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46 (R), the venture partner that absorbs a majority of the expected losses, expected gains, or both, of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling interests. If we have the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.
Depreciation, Amortization and Impairment of Long-Lived Assets
We depreciate the values allocated to buildings and building improvements on a straight-line basis using an estimated life of 40 years and tenant improvements on a straight-line basis using the same life as the minimum lease term of the related tenant. The values of above-market and below-market leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. We amortize the values of other intangible assets over their estimated useful lives. Changes in these estimates would directly impact our results of operations.
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
Results of Operations
The following is a comparison, for the three months ended March 31, 2006 and 2005 of the consolidated operating results of Columbia Equity Trust, Inc. and the operating results of Columbia Predecessor, our predecessor. The results of operations set forth in the following discussion for the three months ended March 31, 2005 contain the results of operations of Columbia Predecessor that occurred prior to the completion of our IPO and various formation transactions. Due to the timing of the IPO and the formation transactions, we do not believe that the results of operations discussed are necessarily indicative of our future operating results.
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
Base Rents
Base rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and above and below market rental revenue from our wholly-owned properties. Base rent revenues were $6.2 million for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any base rental revenue.
Recoveries from Tenants
Recoveries from tenants includes operating and common area maintenance costs reimbursed by our tenants from our wholly-owned properties. Recoveries from tenants were $309,297 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any tenant recoveries.
Fee Income
Fee income consists of: (1) transaction fees received by us from third parties relating to services provided in connection with property acquisitions or debt financing and (2) asset management fees received by us from third and related parties in connection with the oversight of property level accounting, risk management (insurance), lease administration and physical maintenance and repairs. Fee income decreased by $218,011, or 35%, to $404,348 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was due primarily to a reduction in: (1) transaction fee volume of approximately $270,000 that occurred in the first quarter of 2005 associated with the acquisition of Victory Point and (2) asset management fees of approximately $150,000 for a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest. The decrease associated with these fees was off-set partially by fees of approximately $188,000 earned as agent on leases signed at our 1575 Eye Street and Madison Place joint ventures and an additional $57,000 of fees earned for construction management services. We expect to receive less fee income in the future from transaction fees as we place a greater emphasis on rental income generated by our ownership interest in commercial office properties.
Property Operating Expenses
Property operating expenses consist primarily of expenses incurred by our wholly-owned properties for property management fees and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses were $1,141,194 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses.
Utility Expenses
Utility expenses were $532,184 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utility expenses.
Real Estate Taxes and Insurance Expenses
Real estate taxes and insurance expenses were $656,837 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters and other public company costs. General and administrative expenses increased by 450,649, or 18.9%, to $829,623 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily due to additional on-going general and administrative expense costs attributable to operations as a public company.
Share-based Compensation Cost
Share-based compensation costs were $234,750 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The increase was due to amortization in the amount of $191,250 representing the vested portion of LTIP units for the period and $43,500 representing dividend compensation paid on the LTIP units.
Depreciation and Amortization Expenses
Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses were $3.5 million during the three months ended March 31, 2006 compared to $3,003 for the three months ended March 31, 2005. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of five additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result incurred minimal depreciation costs.
Interest Income
Interest income increased by $38,003 to $43,335 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase is primarily due to higher levels of cash balances.
Interest Expense
Interest expense increased by $1.1 million to $1.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily due to increased levels of debt associated with the financing of properties acquired since the completion of our IPO.
Equity in Net Income (Loss) of Unconsolidated Real Estate Entities
Equity in net income (loss) of unconsolidated real estate entities decreased by $238,887, or 232%, to ($135,970) for the three months ended March 31, 2006 compared to $102,917 for the three months ended March 31, 2005. The decrease was primarily due to: (1) increased ownership interests in seven of our joint venture properties in connection with our IPO resulting in additional equity in net losses; and (2) a decrease of approximately $96,000 in equity in net income of entities that were not contributed to our Company by the Predecessor, primarily its interest in a condominium conversion project.
Minority Interest
Minority interest increased to $75,501 for the three months ended March 31, 2006 from $0 for the three months ended March 31, 2005. The increase represents our minority partners’ interests in the net loss for the first quarter of 2006. These minority interests were created in connection with our IPO and related formation transactions.
Net Income
The Company’s net income decreased by approximately $1.3 million, or 424%, to a net loss of approximately $1.0 million for the three months ended March 31, 2006, as compared to approximately $312,320 for the three months ended March 31, 2005. The decrease between the two periods is primarily due to the effects the impact of our formation transactions from the IPO and subsequent acquisitions which substantially increased our ownership in commercial office properties and the collective net loss generated by these properties.
Consolidated Cash Flows
Net cash provided by operating activities increased to $2.5 million for the three months ended March 31, 2006 compared to $(302,267) for the three months ended March 31, 2005. The increase was primarily due to increases in our operating cash flows resulting from wholly-owned commercial office properties, joint venture interests and management contracts acquired by us from Columbia Predecessor and other parties at our IPO and related formation transactions as well as acquisition of office real estate investments in subsequent acquisitions.

Net cash used in investing activities decreased to $(14.7) million for the three months ended March 31, 2006 compared to $(50,539) for the three months ended March 31, 2005. The decrease was primarily due to $14.2 million paid to acquire interests in rental property and related intangible assets.
Net cash provided by financing activities increased to $13.8 million for the three months ended March 31, 2006 compared to $(60,424) for the three months ended March 31, 2005. The increase was primarily due to the net proceeds received from the mortgage financing of our Park Plaza II and 1025 Vermont properties, which was partially offset by the repayment of $26.3 million of borrowings under our credit facility.
Liquidity and Capital Resources
We utilized the net proceeds from our IPO in July 2005 to acquire ownership interests in 16 commercial office properties for approximately $148.1 million and repay approximately $40.7 million of indebtedness associated with several of the properties. Our total market capitalization at March 31, 2006 was approximately $429.7 million based on the closing price on the New York Stock Exchange of our common stock at March 31, 2006 of $17.58 per share (assuming the conversion of 1,359,973 operating partnership and LTIP units into common stock) and debt outstanding of approximately $162.0 million (exclusive of accounts payable and accrued expenses but including our pro rata share of joint venture debt). As a result, our debt to total market capitalization ratio was approximately 38% at March 31, 2006. As of March 31, 2006, our pro rata share of joint venture debt totaled approximately $77.7 million. With the exception of a limited guarantee in the amount of approximately $737,000, our pro rata share of joint venture debt is non-recourse to us and is collateralized by the real estate properties held by the joint ventures. We do not have a policy limiting the amount of debt that we may incur, although we have established 55% – 60% as the target range for our total debt-to-market capitalization, including our pro rata share of joint venture debt. Accordingly, we have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders.
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

Long-term Liquidity
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and other financing alternatives. We also intend to fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, selectively disposing of assets, as well as by potentially raising equity capital through joint ventures. We may also issue units of limited partnership interest in our operating partnership (“OP Units”) to fund a portion of the purchase price for some of our future property acquisitions.
On November 28, 2005, we entered into a $75.0 million secured revolving credit facility with Wells Fargo Bank, National Association serving as the Administrative Agent. The credit facility has a two year term with a one year extension option. Availability under the credit facility is based on the value of the assets that we pledge as collateral. The credit facility is currently secured by first mortgages on the Fair Oaks, Greenbriar, Loudoun Gateway IV, Oakton and Sherwood Plaza properties. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.10% to 1.35%. Three month LIBOR was 4.99% as of March 31, 2006. The exact interest payable under the credit facility depends upon the ratio of our total indebtedness to total asset value as measured on a quarterly basis. Pursuant to the terms of the credit facility, this ratio cannot exceed 75%.
The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, cash flow coverage, the maximum amount of indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to common stock or other equity interest in an aggregate amount of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with all of the restrictions and covenants as of March 31, 2006.
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
The following table sets forth certain information with respect to consolidated and unconsolidated indebtedness outstanding as of March 31, 2006:

				Pro Rata Share of
			Principal Balance	Principal Balance
			as of	as of
	Interest Rate	Maturity Date	March 31, 2006	March 31, 2006 (1)
Consolidated Debt (2)

Fixed Rate

Patrick Henry	5.02%	04/01/2009	$8,332,093	$8,332,093
Meadows IV	4.95%	11/01/2011	19,000,000	19,000,000
Park Plaza II	5.53%	03/04/2016	24,290,000	24,290,000
1025 Vermont Avenue	5.11%	01/01/2010	22,500,000	22,500,000

Floating Rate
Credit Facility	LIBOR + 1.10 - 1.35%	11/28/2007	10,250,000	10,250,000

Subtotal			84,372,093	84,372,093

Unconsolidated Debt (2)

Fixed Rate

King Street	5.06%	03/01/2008	21,517,146	10,758,573
Madison Place	4.49%	08/01/2008	15,301,289	7,650,644
1575 Eye Street	6.82%	03/01/2009	42,454,939	3,893,118
Independence Center I	5.04%	09/10/2009	30,858,090	4,548,482
Independence Center II	6.02%	09/10/2009	5,117,411	414,510
Barlow Building	5.04%	08/01/2012	61,750,000	24,700,000
Atrium — Loan # 1	8.43%	09/01/2012	17,993,957	6,657,764
Atrium — Loan # 2	6.21%	09/01/2012	5,814,565	2,151,389
Suffolk	5.10%	05/04/2015	42,000,000	15,330,000

Floating Rate
Victory Point	LIBOR + 2.95%	03/31/2008	15,704,233	1,570,423

Subtotal			258,511,629	77,674,904

Total			$342,883,722	$162,046,997

(1)	Principal amount multiplied by our percentage interest in the joint venture entity that owns the property.

(2)	With the exception of a limited guarantee in the amount of approximately $737,000 for the debt at our Independence Center II property, our pro rata share of unconsolidated debt is non-recourse to us and is collateralized by the real estate properties held by the joint venture entities.
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
As of March 31, 2006, we provided a limited guarantee for obligations owed under a $15.7 million construction financing loan for our Independence Center II joint venture development project. Under the terms of the financing, we have guaranteed up to $737,000 of the loan plus the lender’s costs and expenses required to collect amounts due under the guarantee and any accrued and unpaid interest. The amount of the guarantee is reduced or terminated based on the project achieving certain leasing and cash flow performance targets. We also provide a limited completion guarantee for the project for which total costs are anticipated to be $23.0 million, exclusive of land costs. We are liable for up to 14.74% of the guaranteed amounts or approximately $3.4 million.
Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:
•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project; and

•	Possibility that our co-venturer or partner might:
o	become bankrupt;

o	have interests or goals that are inconsistent with ours;

o	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

o	otherwise impede our objectives; and
•	Possibility that we may elect to fund losses of the joint venture.
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
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.
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
The following table provides the calculation of our FFO and a reconciliation to net income for the period from January 1, 2006 through March 31, 2006:

Net loss	$(1,011,750)
Adjustments
Minority interests	(75,501)
Depreciation and amortization — consolidated entities, excluding corporate assets	3,453,202
Depreciation and amortization — unconsolidated entities	1,423,675

Funds from operations	$3,789,626

Item 3. Quantitative and Qualitative Disclosure About Market Risk
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
Including our pro rata share of debt at unconsolidated real estate entities, we had $11.8 million in variable rate debt, or 7%, of the total $162.0 million in our pro rata share of debt outstanding as of March 31, 2006.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. Including our pro rata share of debt at unconsolidated real estate entities, we estimate our pro rata share of the fair value of fixed rate debt outstanding at March 31, 2006 to be $146.6 million compared to the $150.3 million carrying value at that date.
If the market rates of interest on our variable rate debt increase by 1.0%, our annual interest expense would increase by approximately $118,000. This assumes the amount outstanding under our variable rate debt facilities remains at $11.8 million, which was our balance at March 31, 2006. The book value of our variable rate facilities approximates market value at March 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. As of March 31, 2006, we performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits.
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Transfer and Assumption and Loan Modification by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.2	Amended, Restated and Consolidated and Secured Promissory Note by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated February 10, 2006 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.3	Fixed Rate Note payable to Wachovia Bank, National Association, dated February 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.4	Leasehold Indemnity Deed of Trust and Security Agreement, by Park Plaza II, L.L.C. as grantor to Alexander Title Agency Incorporated, as trustee, for the benefit of Wachovia Bank, National Association, as beneficiary, dated February 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.5	Indemnity Guaranty Agreement by Park Plaza II, L.L.C., dated February 16, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.6	Summary of Cash Incentive Bonuses Payable to Executive Officers (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.7	Purchase and Sale Agreement by and between Armada/Hoffler Investment Properties, L.P., and Columbia Equity Trust, Inc., dated March 15, 2006.

10.8	Agreement of Purchase and Sale, by and between Foulger Land Limited Partnership, Argo Orchard Ridge Manager, Inc., Argo Investment Company and Columbia Equity Trust, Inc. dated April 25, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA EQUITY TRUST, INC.
Date: May 15, 2006	By:	/s/ Oliver T. Carr, III
Oliver T. Carr, III
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ John A. Schissel
John A. Schissel
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Transfer and Assumption and Loan Modification by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.2	Amended, Restated and Consolidated and Secured Promissory Note by and between Principal Life Insurance Company and 1025 Vermont Avenue, LLC, dated February 10, 2006 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.3	Fixed Rate Note payable to Wachovia Bank, National Association, dated February 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.4	Leasehold Indemnity Deed of Trust and Security Agreement, by Park Plaza II, L.L.C. as grantor to Alexander Title Agency Incorporated, as trustee, for the benefit of Wachovia Bank, National Association, as beneficiary, dated February 16, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.5	Indemnity Guaranty Agreement by Park Plaza II, L.L.C., dated February 16, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.6	Summary of Cash Incentive Bonuses Payable to Executive Officers (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.7	Purchase and Sale Agreement by and between Armada/Hoffler Investment Properties, L.P., and Columbia Equity Trust, Inc., dated March 15, 2006.

10.8	Agreement of Purchase and Sale, by and between Foulger Land Limited Partnership, Argo Orchard Ridge Manager, Inc., Argo Investment Company and Columbia Equity Trust, Inc. dated April 25, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

No.	Description

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.