Form 10-Q
period 2006-06-30
Columbia Equity Trust, Inc.
filed 2006-08-14
CIK 1316710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 159d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
COMMISSION FILE NO. 001-32536
COLUMBIA EQUITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1978579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1750 H Street, N.W.,
Suite 500, Washington, D.C.	20006
(Address of principal executive office)	(Zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2006, 13,863,334 shares of common stock, par value $0.001, were outstanding.

COLUMBIA EQUITY TRUST, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 for Columbia Equity Trust, Inc.	4
	Statements of Operations for the three months and six months ended June 30, 2006 (unaudited) for Columbia Equity Trust, Inc. and for the three months and six months ended June 30, 2005 (unaudited) for Combined Columbia Predecessor	5
	Statements of Cash Flows for the six months ended June 30, 2006 (unaudited) for Columbia Equity Trust, Inc. and for the six months ended June 30, 2005 (unaudited) for Combined Columbia Predecessor	6
	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	45

Item 4.	Controls and Procedures.	46

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.	47

Item 4.	Submission of Matters to a Vote of Security Holders.	47

Item 6.	Exhibits.	47

SIGNATURES		48

EXHIBIT INDEX		49

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
The financial statements included in this report as of December 31, 2005 and June 30, 2006, and for the three months and six months ended June 30, 2006 represent the results of operations and financial condition of the Company. The financial statements included in this report for the three months and six months ended June 30, 2005 represent the results of operations of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) prior to the completion of the Company’s IPO and various formation transactions. We do not believe that the comparison of the Company’s results of operations to those of Columbia Predecessor, which do not reflect the Company’s IPO and the formation transactions, is meaningful or indicative of our future operating results as a publicly-held company.
Columbia Predecessor ceased to exist as an entity for financial reporting purposes effective with the completion of the IPO and the formation transactions. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management, as described in more detail in Note 1 to the financial statements.

COLUMBIA EQUITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Rental property
Land	$27,087,572	$19,300,819
Buildings	147,901,486	120,509,954
Tenant improvements	31,492,146	24,377,997
Furniture, fixtures and equipment	1,098,705	1,088,989

	207,579,909	165,277,759
Accumulated depreciation	(7,053,609)	(2,805,222)

Total rental property, net	200,526,300	162,472,537

Cash and cash equivalents	8,387,651	8,149,634
Restricted deposits	562,234	256,356
Accounts and other receivables, net of reserves for doubtful accounts of $35,093 and $39,401, respectively	861,240	1,039,510
Investments in unconsolidated real estate entities	40,694,318	42,308,003
Accrued straight-line rents	1,504,403	524,258
Deferred leasing costs, net	749,245	490,609
Deferred financing costs, net	1,107,525	955,129
Intangible assets
Above market leases, net	4,404,617	3,610,453
In-place leases, net	18,534,256	15,813,098
Tenant relationships, net	7,133,283	6,387,594
Prepaid expenses and other assets	959,103	1,323,308

Total assets	$285,424,175	$243,330,489

Liabilities and Stockholders’ Equity
Liabilities
Revolving loan payable	$21,450,000	$22,000,000
Mortgage notes payable	74,096,914	27,358,998
Accounts payable and accrued expenses	2,669,903	2,252,575
Security deposits	1,220,555	945,158
Dividends payable	2,079,500	1,940,867
Rent received in advance	1,361,215	758,265
Deferred credits — Below market leases, net	2,337,327	1,593,812
Other liabilities	95,179	—

Total liabilities	105,310,593	56,849,675

Commitments and contingencies

Minority interest	14,107,493	14,205,638

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized in 2006 and 2005, no shares issued or outstanding in either period	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 13,863,334 shares issued and outstanding in 2006 and 2005	13,863	13,863
Additional paid-in capital	178,366,298	178,366,298
Cumulative dividends in excess of net income	(12,374,072)	(6,104,985)

Total stockholders’ equity	166,006,089	172,275,176

Total liabilities and stockholders’ equity	$285,424,175	$243,330,489

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

		Combined		Combined
	Consolidated	Columbia	Consolidated	Columbia
	Columbia Equity	Predecessor for the	Columbia Equity	Predecessor for the
	Trust, Inc. for the	Three Months	Trust, Inc. for the	Six Months
	Three Months Ended	Ended	Six Months Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rents	$6,510,618	$—	$12,704,599	$—
Recoveries from tenants	401,718	—	711,016	—
Fee income, primarily from related parties	263,973	815,997	668,321	1,438,356
Parking and other income	157,964	—	294,173	—

Total revenues	7,334,273	815,997	14,378,109	1,438,356

Operating expenses
Property operating	1,099,415	—	2,240,608	—
Utilities	597,659	—	1,129,844	—
Real estate taxes and insurance	620,465	—	1,277,302	—
General and administrative, including share-based compensation cost of $234,750, $0, $469,500 and $0, respectively	1,344,597	1,165,924	2,408,971	1,544,898
Depreciation and amortization	3,547,507	4,357	7,005,896	7,360

Total operating expenses	7,209,643	1,170,281	14,062,621	1,552,258

Operating income (loss)	124,630	(354,284)	315,488	(113,902)
Other income and expense
Interest income	72,418	14,546	115,753	19,878
Interest expense	(1,409,609)	(2,250)	(2,561,582)	(4,500)
Loss before income taxes, equity in net income (loss) of unconsolidated real estate entities and minority interest	(1,212,561)	(341,988)	(2,130,341)	(98,524)
Equity in net income (loss) of unconsolidated real estate entities	38,071	2,202,058	(97,900)	2,304,975
Minority interest	84,152	—	159,654	—
(Loss) income before income taxes	(1,090,338)	1,860,070	(2,068,587)	2,206,451
Provision for income taxes	8,000	197,823	41,500	231,884

Net (loss) income	$(1,098,338)	$1,662,247	$(2,110,087)	$1,974,567

Net loss per common share — Basic and diluted	$(0.08)		$(0.15)

Weighted average shares of common stock outstanding — Basic and diluted	13,863,334		13,863,334

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated	Combined
	Columbia Equity	Columbia
	Trust, Inc. for the	Predecessor for the
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(2,110,087)	$1,974,567
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Minority interest	(159,654)	—
Equity in net loss (income) of unconsolidated real estate entities	97,900	(2,304,975)
Compensation cost related to LTIP units	382,500	—
Distributions received from earnings of unconsolidated real estate entities	298,147	19,055
Depreciation and amortization	7,005,896	7,360
Amortization of above and below market leases	179,336	—
Amortization of deferred financing costs	222,632	—
Provision for doubtful accounts	(4,308)	—
Changes in assets and liabilities
Accounts and other receivables	182,578	(34,933)
Accrued straight-line rents	(980,145)	—
Deferred leasing costs	(309,652)	—
Deferred offering costs	—	(2,693,176)
Prepaid expenses and other assets	(21,591)	(440,020)
Accounts payable and accrued expenses	412,940	2,721,057
Accrued interest payable to stockholders	—	4,500
Rent received in advance	448,741	—
Other liabilities	4,623	—

Net cash provided by (used in) operating activities	5,649,856	(746,565)

Cash flows from investing activities
Purchases of interests in rental property and related net assets	(26,631,482)	—
Deposit on pending purchase of interest in rental property	(200,000)	—
Additions to rental properties	(2,139,938)	—
Additions to rental property furniture, fixtures and equipment	(8,687)	(3,772)
Restricted deposits	(148,344)	—
Distributions in excess of net income received from real estate entities	1,217,640	2,707,753
Contributions made to unconsolidated real estate entities	—	(508,000)

Net cash (used in) provided by investing activities	(27,910,811)	2,195,981

Cash flows from financing activities
Borrowings under revolving credit line	29,250,000	—
Repayment of revolving credit line borrowings	(29,800,000)	—
Mortgage note borrowings	27,685,985	—
Repayments of mortgage note	(65,595)	—
Deferred financing costs	(192,502)	—
Dividends	(4,020,367)	—
Contributions	—	250,000
Distributions to minority interest	(310,292)	(163,989)
Security deposits refunded, net	(48,257)	—

Net cash provided by financing activities	22,498,972	86,011

Net increase in cash and cash equivalents	238,017	1,535,427
Cash and cash equivalents, beginning of period	8,149,634	1,188,146

Cash and cash equivalents, end of period	$8,387,651	$2,723,573

Supplemental disclosures
Cash paid for income taxes	$8,000	$—

Cash paid for interest	$1,991,501	$—

Debt assumed in purchases of interests in rental property	$19,000,000	$—

Liability for asbestos remediation assumed as part of purchase of rental property	$90,556	$—

Non-cash additions to rental properties	$127,480	$—

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC. AND
COLUMBIA EQUITY TRUST, INC. PREDECESSOR
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Columbia Equity Trust, Inc. (the ''Company’’) was incorporated on September 23, 2004 in the State of Maryland. The Company completed its initial public offering of common stock (the “IPO”) on July 5, 2005. The IPO resulted in the sale of 12,000,000 shares of common stock at a price per share of $15.00, generating gross proceeds to the Company of $180,000,000. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs were approximately $163,347,000. On July 14, 2005, an additional 1,800,000 shares of common stock were sold at $15.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in additional net proceeds of $25,110,000 to the Company.
The Company had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (''Columbia Predecessor’’) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner, and held a 92.83% partnership interest as of June 30, 2006 and December 31, 2005. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. Prior to the completion of the IPO on July 5, 2005, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (''CCREI’’) (collectively ''CCC’’), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, ''Consolidated Financial Statements”, and Emerging Issues Task Force Issue No. 02-05, ''Definition of ‘Common Control’ in relation to FASB Statement No. 141”, provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
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
The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.

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
d) Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving loan notes and mortgage notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The interest rate on borrowings under the Credit Facility (as defined in Note 7) is variable based on LIBOR, and as a result, the carrying value of those borrowings approximates fair value as of June 30, 2006. The carrying value of mortgage notes was $74,016,914 as of June 30, 2006, compared to a fair value of $71,195,560, a difference of $2,821,354. The fair value of the mortgage notes was estimated by using a current market basis-point spread over the quoted prices of U.S. Treasury securities for the remaining terms of the mortgage loans.
e) Revenue Recognition
Income from rental operations is recognized on a straight-line basis over the term of the lease, including any periods of free rent (rent abatements), regardless of when payments are due. The lease agreements contain provisions that provide for additional recovery revenue based on reimbursement of the tenants’ share of real estate taxes, insurance and certain common area maintenance costs. Additional recovery revenues are recorded as the associated expense is incurred. The lease term begins at the time the lessee takes physical possession of the space. Lease provisions governing any tenant improvements (“TIs”) granted to the lessee are reviewed to determine whether the TIs should be accounted for as lease incentives and deducted in calculating straight-line rent, or should be capitalized as building improvements. Lease provisions that would result in a decision to account for the TIs as lease incentives would be allowing a lessee to offset TIs against rent due or agreeing to reimburse a lessee for unused TI allowances. Factors generally considered in determining that TIs should be capitalized are the nature of the work, ownership upon lease termination, and the extent to which the Company maintains control over the construction process, including approval over, and management of, the scope of work, architectural plans and contractors.
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
For purposes of applying the equity method, significant influence is deemed to exist if the Company actively manages the property, prepares the property operating budgets and participates with the other investors in the property in making major decisions affecting the property, including market positioning, leasing, renovating and selling or continuing to retain the property. None of the entities are considered variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46(R), ''Consolidation of Variable Interest Entities’’ (“FIN 46(R)”). The accounting policies of the unconsolidated real estate entities are the same as those used by the Company.
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
The excess of the purchase price of interests in unconsolidated real estate entities over the pro rata share of the underlying assets acquired is recognized as depreciation and amortization over the remaining useful lives of the underlying assets and included in equity in net income (loss) of unconsolidated real estate entities.

h) Minority Interest
Minority interest relates to the interests in the Operating Partnership that are not owned by the Company, which, as of June 30, 2006 and December 31, 2005, amounted to approximately 7.17% (excluding outstanding LTIP Units, discussed below) and consisted of 1,069,973 units of limited partnership interest in the Operating Partnership (“OP Units”). In conjunction with the formation of the Company, certain persons and entities contributing interests in the properties to the Operating Partnership received OP Units in exchange for those interests.
The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, (ii) decreased by distributions; (iii) decreased by redemption of OP units for cash or the Company’s common stock and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of OP Units and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.
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
As of June 30, 2006, the Company had issued 290,000 LTIP Units, of which 35,000 are vested. LTIP Units are a special class of partnership interest in the Operating Partnership, which have been issued under the Company’s 2005 Equity Compensation Plan. LTIP Units were granted by the Company at the IPO to the non-employee members of the Company’s Board of Directors, certain consultants to the Company and certain employees of the Company. Once the LTIP Units achieve full parity with the OP Units and are fully vested, LTIP Units may be converted into OP Units which may be redeemed by the holder for cash or, in the Company’s sole and absolute discretion, exchanged for shares of the Company’s common stock. It is the Company’s intention that all LTIP Units converted to OP Units be redeemed for shares of the Company’s common stock. The value of LTIP Units that has been recognized as an expense is included in minority interest.
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
k) Share —Based Compensation
The Company accounts for the award of equity instruments to employees in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires an entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

l) New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is not expected to have a material effect on the Company’s financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation will be effective beginning with the Company’s 2007 interim financial statements. Interpretation No. 48 is not expected to have a material effect on the Company’s financial statements.
m) Income Taxes
The Company expects to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the Federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to Federal and state income taxes on the taxable income of its taxable REIT subsidiary (“TRS”) and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid.
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
o) Segment Disclosure
SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company presently operates in only one business segment, that of acquisition, ownership and investment management of commercial real estate. The Company’s primary geographic area is the Greater Washington, D.C. area.
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
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128, “Earnings per Share”. The following table shows the calculation of basic and diluted EPS, which are calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has adopted EITF Issue Number 03-6, “Participating Securities and the Two-Class Method under FASB 128” (“Issue 03-6”), which provides further guidance on the definition of participating securities. Pursuant to Issue 03-6, the Company’s OP Units and LTIP Units are considered participating securities and, if dilutive, are included in the computation of the Company’s basic EPS. For purposes of calculating diluted EPS, unvested LTIP Units also are considered to be participating securities and are included in the calculation of diluted EPS, if doing so would be dilutive. For the three months and six months ended June 30, 2006, LTIP Units have been excluded from the basic and diluted EPS calculations because including these securities would be anti-dilutive. The OP Units have been excluded from the calculation of both primary and diluted EPS because their conversion to shares of common stock would not impact EPS, as the minority share of loss would be added back to the net loss. The calculations of primary and diluted net loss per share for the Company for the three months and six months ended June 30, 2006 are set forth below.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Net loss	$(1,098,338)	$(2,110,087)

Weighted average shares outstanding	13,863,334	13,863,334

Basic and diluted loss per share	$(0.08)	$(0.15)

EPS information is not presented for the three months and six months ended June 30, 2005 because the capital structure of Columbia Predecessor was not comparable to the Company’s current capital structure.
4. Office Property Acquisitions
On January 12, 2006, the Company acquired a 114,801 square foot office building (“1025 Vermont”) located in the central business district of Washington, D.C. for $34,050,000, before closing costs. The purchase price included the assumption of a $19,000,000 non-recourse first mortgage loan on the property, bearing a fixed rate of interest of 4.91%, due January 2010.

On May 23, 2006, the Company acquired a 41,358 square foot office building (“Chubb Building”) located in Reston, Virginia for $11,500,000, before closing and debt repayment costs.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the acquisitions of 1025 Vermont and Chubb Building. The Company is in the process of obtaining third party valuations, which may affect the allocation of purchase price to the assets acquired and liabilities assumed. Additional adjustments, which are not expected to be material, may result when estimates made at the time of closing are finalized.

Rental property	$40,364,000
Intangible assets	7,405,000
Other assets	305,000
Total assets acquired	48,074,000

Mortgage note payable	19,000,000
Deferred credits	1,001,000
Other liabilities	774,000
Total liabilities assumed	20,775,000

Net assets acquired	$27,299,000

The following table summarizes, on a pro forma basis, the Company’s results of operations for the three months and six months ended June 30, 2006 as if the acquisitions of 1025 Vermont and Chubb Building had occurred on January 1, 2006. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place on January 1, 2006. Similar pro forma results of operations information has not been provided for the three months and six months ended June 30, 2005 because the Company had no material operations prior to July 5, 2005 and was essentially a shell entity with no prior operating history.

	Pro Forma	As Reported
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Revenues	$7,509,000	$7,334,273

Net loss	$(1,137,000)	$(1,098,338)

Net loss per share	$(0.08)	$(0.08)

Weighted average number of shares outstanding	13,863,334	13,863,334

	Pro Forma	As Reported
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Revenues	$14,955,000	$14,378,109

Net loss	$(2,269,000)	$(2,110,087)

Net loss per share	$(0.16)	$(0.15)

Weighted average number of shares outstanding	13,863,334	13,863,334

5. Investments in Unconsolidated Real Estate Entities
The Company’s interests in unconsolidated real estate entities are summarized in the following table.

		Square		Percent
Property	Location	Feet		Owned
1575 Eye Street	Washington, D.C.	210,372		9.18%
Atrium	Alexandria, Va.	138,507		37.00%
Barlow Building	Chevy Chase, Md.	270,490		40.00%
Independence Center — I	Chantilly, Va.	275,002		14.74%
Independence Center — II	Chantilly, Va.	—	(1)	8.10%
King Street	Alexandria, Va.	149,080		50.00%
Madison Place	Alexandria, Va.	107,960		50.00%
Suffolk Building	Falls Church, Va.	257,425		36.50%
Victory Point	Chantilly, Va.	147,743		10.00%

(1)	A 115,368 square foot office building is currently under construction.

The combined condensed balance sheets of the unconsolidated real estate entities as of June 30, 2006 and December 31, 2005 are as follows.

	2006	2005
Assets Investments in real estate	$313,301,208	$306,193,345
Receivables and deferred rents	9,220,438	9,458,009
Other assets	48,687,421	51,513,600

Total assets	$371,209,067	$367,164,954

Liabilities and Equity
Mortgage loans	$264,382,370	$255,897,580
Other liabilities	16,295,944	16,515,825
Equity — Columbia Equity Trust, Inc.	33,819,989	35,176,959
Equity — Other owners	56,710,764	59,574,590

Total liabilities and equity	$371,209,067	$367,164,954

The following table reconciles the total of the investment in unconsolidated real estate entities to the equity in the underlying real estate entities as of June 30, 2006 and December 31, 2005.

	2006	2005
Equity in underlying real estate entities, above	$33,819,989	$35,176,959

Excess of purchase price over underlying assets acquired by Columbia Equity Trust, Inc.	7,314,565	7,314,565

Additional investment by Columbia Equity Trust, Inc.	12,283	12,283

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(391,608)	(195,804)

Elimination of intercompany transactions	(60,911)	—

Investments in unconsolidated real estate entities	$40,694,318	$42,308,003

The combined condensed statements of operations for the unconsolidated real estate entities for the three months and six months ended June 30, 2006 and 2005 are as follows.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Revenues	$11,754,637	$10,285,293

Operating and other expenses	4,073,059	4,134,430
Depreciation	3,926,811	3,460,727
Interest expense	3,362,989	3,788,657

Total expenses	11,362,859	11,383,814

Net income (loss)	$391,778	$(1,098,521)

Company and Columbia Predecessor share of net income (loss), respectively, net	$92,634	$(115,269)

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(97,902)	—

Equity in net income of real estate entities not contributed by Columbia Predecessor at the Initial Public Offering	—	2,317,327

Elimination of intercompany revenues and expenses	43,339	—

Equity in net income of unconsolidated real estate entities	$38,071	$2,202,058

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Revenues	$23,118,550	$19,289,048

Operating and other expenses	8,322,752	7,555,843
Depreciation	7,806,382	6,113,170
Interest expense	6,686,312	6,841,186

Total expenses	22,815,446	20,510,199

Net income (loss)	$303,104	$(1,221,151)

Company and Columbia Predecessor share of net income (loss), respectively, net	$12,357	$(108,595)

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(195,804)	—

Equity in net income of real estate entities not contributed by Columbia Predecessor at the Initial Public Offering	—	2,413,570

Elimination of intercompany revenues and expenses	85,547	—

Equity in net (loss) income of unconsolidated real estate entities	$(97,900)	$2,304,975

6. Intangible Assets
The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
Intangible Assets

Above market leases	$5,124,125	$3,892,695
Accumulated amortization	(719,508)	(282,242)

	$4,404,617	$3,610,453

In-Place leases	$21,632,398	$16,980,485
Accumulated amortization	(3,098,142)	(1,167,387)

	$18,534,256	$15,813,098

Tenant relationships	$8,412,743	$6,891,313
Accumulated amortization	(1,279,460)	(503,719)

	$7,133,283	$6,387,594

Deferred Credits

Below market leases	$2,712,404	$1,710,959
Accumulated amortization	(375,077)	(117,147)

	$2,337,327	$1,593,812

The amortization of acquired above and below market in-place leases, included as a net decrease in rental revenues, totaled $90,303 and $179,338 for the three months and six months ended June 30, 2006, respectively.
The amortization of acquired in-place leases and tenant relationships, included in depreciation and amortization expense, totaled $1,360,872 and $2,706,496 for the three months and six months ended June 30, 2006.

7. Debt Agreements
As of June 30, 2006, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	6.36%	11/28/2007	$21,450,000	$—	$21,450,000

1025 Vermont	5.11%	1/1/2010	22,500,000	—	22,500,000

Meadows IV	4.95%	11/1/2011	19,000,000	—	19,000,000

Park Plaza II	5.53%	2/1/2016	24,290,000	—	24,290,000

Patrick Henry	5.02%	4/1/2009	8,380,048	(73,134)	8,306,914

			$95,620,048	$(73,134)	$95,546,914

As of December 31, 2005, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	5.55%	11/28/2007	$22,000,000	$—	$22,000,000

Meadows IV	4.95%	11/1/2011	19,000,000	—	19,000,000

Patrick Henry	5.02%	4/1/2009	8,445,643	(86,645)	8,358,998

			$49,445,643	$(86,645)	$49,358,998

On November 28, 2005, the Company entered into a $75,000,000 secured revolving credit facility (the “Credit Facility”) that bears interest at the London Interbank Offered Rate (“LIBOR”) plus 110 to 135 basis points. The exact rate of interest payable varies based on the ratio of total indebtedness to total asset value as measured on a quarterly basis. At June 30, 2006, the interest rate was 6.36%. The Credit Facility has a two year term with a one year extension option. Availability under the Credit Facility is based on the value of assets pledged as collateral. Through December 31, 2005, the Fair Oaks, Greenbriar, Loudoun Gateway IV and Sherwood Plaza properties with a total carrying value of $63,106,953 had been pledged as security for borrowings under the Credit Facility. In April 2006, the Oakton property, with a carrying value of $14,075,434 was also pledged to support the Credit Facility. The 1025 Vermont, Meadows IV, Park Plaza II and Patrick Henry properties are pledged to secure the respective mortgages listed above.
The Credit Facility contains certain restrictions and covenants, which, among other things, limit the payment of dividends and distributions. Except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company may not pay any dividends or make any distributions during any four consecutive quarters that, in the aggregate, exceed 95% of funds from operations, as defined in the Credit Facility. The Credit Facility also requires compliance with various financial ratios relating to minimum amounts of net worth, fixed charge coverage, cash flow coverage and maximum amount of indebtedness and places certain limitations on investments. Management believes that the Company was in compliance with all such restrictions and covenants as of June 30, 2006.
On January 12, 2006, in connection with the purchase of the 1025 Vermont property, the Company assumed a $19,000,000 first mortgage loan, bearing interest at fixed rate of 4.91% and maturing in January 2010.
On February 10, 2006, the Company amended the terms of the mortgage on 1025 Vermont, borrowing an additional $3,500,000 against the property. The proceeds were used to pay down borrowings outstanding under the Credit Facility. The new loan balance bore interest at a fixed rate of 6.21% through April 1, 2006, whereupon the interest rate on the original and new borrowings was reset to equal a fixed rate of 5.11%, which is the combined weighted average of the interest rates in the original and amended loan agreements. Total interest due on the loan did not change. The maturity date for the borrowings under this loan is January 2010.
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
Debt maturities as of June 30, 2006 are as follows.

2006	$66,096
2007	21,588,533
2008	144,590
2009	8,030,829
2010	22,500,000
2011	19,000,000
Thereafter	24,290,000

$95,620,048

8. Income and Other Taxes
As discussed in Note 2, the Company will elect to be taxed, and expects to qualify, as a REIT. As a result, the Company is not subject to Federal income taxes on income it distributes to stockholders. The Company is subject to Federal and state income taxes and local franchise tax on taxable income of its TRS and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid. Columbia Predecessor was taxed as a Subchapter S corporation and was not subject to Federal or state income tax, but was subject to a local District of Columbia franchise tax. The Company’s tax provision for the three months and six months ended June 30, 2006 was $8,000 and $41,500, respectively, primarily for District of Columbia franchise tax on the REIT and the TRS. Columbia Predecessor’s tax provision for the three months and six months ended June 30, 2005 was $197,823 and $231,884, respectively, primarily for District of Columbia franchise tax. There are no significant differences between the financial reporting and tax bases of assets and liabilities.

9. Equity Compensation Plan
The Company accounts for compensation expense related to grants of stock options and other share based incentive awards in accordance with SFAS No. 123(R), “Share-Based Payment”. On July 5, 2005, the Company awarded LTIP Units to directors, consultants and employees, as set forth below. Once the LTIP Units achieve full parity with the OP Units with respect to liquidating distributions and are fully vested, LTIP Units may be converted into OP Units which may, in the Company’s sole and absolute discretion, be redeemed by the Company for cash or exchanged for shares of the Company’s common stock. It is the Company’s intention that only Company stock be exchanged for OP Units that are being redeemed. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. The aggregate value of the LTIP Units has not been reflected as unearned compensation within stockholders’ equity because the LTIP Units relate only to the Operating Partnership and, consequently, have been reflected as Minority Interest in the Company’s consolidated balance sheets. As of June 30, 2006, $3,060,000 of the fair value of the LTIP Units granted to employees of the Company remains to be recognized as expense.

			Minority Interest and	Minority Interest and
			Compensation Expense	Compensation Expense
	As of June 30, 2006		Recognized for the	Recognized for the
	LTIP Units	LTIP Units	Three Months Ended	Six Months Ended
Recipient Class	Granted	Vested	June 30, 2006	June 30, 2006
Directors	20,000	20,000	$—	$—

Consultants	15,000	15,000	—	—

Employees	255,000	—	191,250	382,500

	290,000	35,000	$191,250	$382,500

10. Minimum Future Rentals
The Company leases office space to tenants under various noncancelable operating leases. Leases on space in the office buildings provide for future minimum rentals plus provisions for escalations in the event of increased operating costs and real estate taxes (additional recovery revenue).

Minimum future rentals on noncancelable operating leases with original maturities which extend for more than one year as of June 30, 2006 are as follows.

Year Ending
December 31,
2006 (six months)	$12,782,559
2007	25,382,996
2008	24,638,427
2009	22,855,604
2010	18,234,061
2011	14,792,634
Thereafter	25,294,297

$143,980,578

11. Related Party Transactions
The Company and Columbia Predecessor conduct business with the unconsolidated real estate entities in which they invest. Additionally, as discussed below, the Company has engaged in transactions with companies for which two of the Company’s directors serve as executive officers. The amounts of fees attributable to the percentage of the unconsolidated real estate entities owned by the Company and Columbia Predecessor are intercompany transactions and have been eliminated from the accompanying consolidated financial statements and in the tables below. Descriptions of the types of transactions between the Company, Columbia Predecessor, related parties, affiliates and unconsolidated real estate entities are set forth below.
Transactions Reflected in the Consolidated and Combined Financial Statements
The Company and Columbia Predecessor receive asset management and construction management fees from unconsolidated and affiliated real estate entities and from the unconsolidated real estate entities reflected as investments in the accompanying consolidated and combined financial statements. Asset management fees range from 1 to 2 percent of gross rents collected. Construction management fees range from 1 to 5 percent of construction costs under management.
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
The Company and Columbia Predecessor rent office space from an affiliate and also pay monthly fees to an affiliate for office support services.

The following table sets forth the transactions between the Company and Columbia Predecessor and affiliates that are reflected in the consolidated and combined financial statements.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
Service	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
Asset management	$88,163	$348,463	$164,947	$701,194
Construction management	41,486	—	72,743	—
Transaction advisory	—	467,534	—	737,162
Rental revenues	40,167	41,837	86,403	55,783

Expenses
Office space	62,866	51,837	126,351	89,391
Administrative services	14,923	22,500	32,791	45,000

	As of	As of
	June 30,	December 31,
	2006	2005

Receivables
Asset management	$88,138	$166,850
Construction management	37,654	40,242
Rental revenues	6,202	13,999
Transactions Reflected in the Unconsolidated Real Estate Entities
On December 23, 2005, a property, in which the Company holds a 10% interest, leased to Alliance Bankshares Corporation 25,645 square feet of office space with a 127 month lease term beginning in July 2006. On a straight line basis, rent for the space will be $734,570 per year over the term of the lease.
Affiliates of Clark Enterprises, Inc. (“Clark”), a company for which another director of the Company serves as Senior Vice President and General Counsel, remain as co-investors in two of the Company’s unconsolidated real estate entities from which Clark received distributions of $75,248, $9,000, $156,915 and $21,060 in the three months and six months ended June 30, 2006 and 2005, respectively. Clark also provides construction services to two of the Company’s other unconsolidated real estate entities for which Clark was paid $4,361,272, $0, $7,025,498 and $0 in the three months and six months ended June 30, 2006 and 2005, respectively.
The Company leases 21,798 square feet of office space at one of its joint venture properties to a company controlled by the father of the Company’s Chief Executive Officer. The lease commenced on August 1, 2004 and expires July 31, 2014. The property recorded revenues of $190,372, $186,208, $376,836 and $372,404 in the three months and six months ended June 30, 2006 and 2005, respectively, from this lease.
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

For these services, the joint venture properties paid CarrAmerica $157,462, $138,311, $298,589 and $376,856 in the three months and six months ended June 30, 2006 and 2005, respectively.
The Company recorded revenue of $0, $0, $188,493 and $0 in the three months and six months ended June 30, 2006 and 2005, respectively, for leasing advisory services provided to the 1575 Eye Street and Madison place properties.
12. Commitments
During the third quarter of 2005 the Independence Center I joint venture, in which the Company owns a 14.74% interest, commenced development of Independence Center II (“Center II”) which will be a 115,368 net rentable square foot office building located in Chantilly, Virginia. The total cost of the development is expected to be approximately $24,500,000, including land costs and estimated tenant improvements. Effective October 1, 2005, the Company contributed an 8.1% interest in the excess land of Independence Center I to a new joint venture that will own and develop Center II. In October 2005, Center II closed on a $15,700,000 construction loan maturing on September 10, 2009 and bearing interest at a fixed rate of 6.02%. The Company has provided a limited guarantee of the outstanding loan balance. As of June 30, 2006, the Company has guaranteed up to $737,000 of the loan. The amount guaranteed will be reduced or terminated based on the project achieving certain leasing and cash flow performance targets. In addition to the loan guarantee, the Company has also provided a completion guarantee for the project. The completion guarantee is limited to the Company’s percentage ownership in the project. As of June 30, 2006, approximately $14,379,000 or 58.69%, of the total anticipated project costs had been incurred.
On December 7, 2005, the Company entered into a definitive agreement with a third party to acquire a five-story, approximately 151,400 square foot, office building (“Georgetown Plaza”) located in Washington, D.C. for $23,500,000 before transaction costs, including the assumption of a $16,100,000 mortgage loan, bearing interest at a fixed rate of 5.78% and maturing in June 2013. The property is subject to a ground lease that expires in December 2058. Subsequent to completion of due diligence on April 20, 2006, the contract price was renegotiated to $23,000,000 million. We currently intend to acquire the property in a joint venture with an institutional partner in which we would maintain a 40% ownership interest. The investment is expected to be funded through additional borrowings under the Credit Facility. The purchase of the Georgetown Plaza is subject to the usual and customary closing conditions, including the assumption of the existing mortgage.
On April 25, 2006, the Company entered into a definitive agreement with a third party to acquire a three-story, approximately 102,400 square foot, multi-tenant office building (“101 Orchard Ridge”) located in Gaithersburg, Maryland for approximately $27,400,000, before transaction costs. Subsequent to completion of due diligence, the contract price was renegotiated to $26.7 million. A $15,500,000 mortgage loan on the property that bears interest at a fixed rate of 6.06% and matures in May 2014 will be assumed as part of the purchase. The acquisition is expected to be funded through additional borrowings under the Credit Facility. The purchase of 101 Orchard Ridge is subject to the usual and customary closing conditions, including the assumption of the existing mortgage.
As of June 30, 2006, the Company was committed to paying approximately $1,268,000 in the aggregate for tenant improvements and leasing commissions at certain of its wholly owned properties.
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
13. Subsequent Events
On July 5, 2006, the Company entered into an $8,100,000 non-recourse mortgage loan secured by the Company’s interest in the Chubb Building. The mortgage loan bears interest at a fixed rate of 6.11% with interest-only payments required on a monthly basis until the loan matures on July 1, 2011, when the entire principal balance is due. The proceeds of the loan were used to repay outstanding borrowings under the Credit Facility.
On July 27, 2006, (the Company entered into separate definitive agreements to acquire four, two-story, multi-tenant office buildings located in Stafford, Virginia containing an aggregate of approximately 149,200 square feet (the “Stafford Portfolio”) for a combined purchase price of $30,200,000.
As part of the acquisition of the Stafford Portfolio, the Company will also receive options to acquire three additional office properties which are currently in various stages of development. The Company may exercise its purchase options for a period of three years from the effective date of the particular option agreement, subject to certain terms and conditions.
The Stafford Portfolio is being acquired subject to existing mortgage loans on each of the properties with a combined principal balance outstanding of approximately $17,200,000. The Company expects to fund the transaction with proceeds from its revolving line of credit and either the assumption of the existing mortgage financing or with new mortgage financing. The sale and closing of any of the four properties is conditioned upon the Company concurrently acquiring all four properties. The purchase of the Stafford Portfolio is subject to customary closing conditions, including the assumption of the existing mortgages and the satisfactory completion of a due diligence review during the inspection period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Columbia Equity Trust, Inc. (the “Company”) and Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.
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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•	general risks affecting the commercial office property industry;

•	risks associated with the availability and terms of financing and the use of debt, equity or other types of financings;

•	failure to manage effectively (i) our growth and (ii) our transition from a privately held to a publicly held company;

•	risks and uncertainties affecting property development and construction;

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	risks associated with actual and threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and potential liability for uninsured losses and environmental contamination;

•	risks associated with the potential failure to qualify as a REIT; and

•	the other risk factors identified in “Part I, Item 1A — Risk Factors” contained in our Annual Report

•	on Form 10-K for the year ended December 31, 2005.

The risks set forth above and those contained in our Annual Report on Form 10-K, as well as those risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, are not exhaustive. New risk factors may emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview and Recent Developments
We are a self-advised and self-managed real estate company. We primarily focus on the acquisition, development, renovation, repositioning, ownership, management and operation of commercial office properties located predominantly in the Greater Washington, D.C. area, which we define as the District of Columbia, northern Virginia and suburban Maryland.
Columbia Equity Trust, Inc. commenced operations on July 5, 2005. During the periods presented prior to the completion of its initial public offering (the “IPO”) on July 5, 2005 in the accompanying combined financial statements, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain of our initial properties. The ultimate owners of Columbia Predecessor are Carr Capital Corporation (“Carr Capital”) and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI” and together with Carr Capital, “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group.
As of June 30, 2006, we:
•	owned interests in 19 commercial office properties consisting of approximately 2.7 million square feet and one development property, including:
•	100% fee simple ownership in ten properties totaling approximately 987,000 square feet of net rentable area;

•	a 100% leasehold interest in an approximately 126,000 square foot office building in North Rockville, Maryland (the property is subject to a ground lease with a remaining term, including extension options, of approximately 70 years);

•	partial interests ranging from 9% to 50% in eight office properties totaling approximately 1.6 million square feet of net rentable area; and

•	an 8.1% joint venture interest in a development adjacent to our Independence Center I property that will be comprised of an approximately 115,000 square foot office building.
•	provided asset management services to related parties for three office buildings containing approximately 690,000 net rentable square feet and two hotel properties containing approximately 610 rooms.
During the first six months of 2006, we completed the following significant transactions:
•	On January 12, 2006, we completed the acquisition of 1025 Vermont Avenue in Washington, D.C. for a purchase price of approximately $34.1 million, net of transaction costs. The transaction was funded with borrowings under our credit facility and the assumption of a $19.0 million mortgage loan which bears interest at 4.91% and matures in January 2010. Subsequent to the closing of the acquisition, the lender for the mortgage loan advanced an additional $3.5 million in loan proceeds resulting in an outstanding balance of $22.5 million. Concurrent with the increase in loan proceeds, the interest rate was re-set to a fixed rate of 5.11%. The additional loan proceeds were used to repay amounts outstanding under our credit facility. The property contains approximately 115,000 net rentable square feet of space and was 97% leased to 27 tenants at the time of acquisition.

•	On February 16, 2006, we completed a $24.3 million, ten-year mortgage financing at a rate of 5.53% per annum that matures in March 2016. The financing requires monthly payments of interest-only at a fixed interest rate of 5.53% through March 2012 and monthly payments of principal and interest from April 2012 through February 2016 based on a fixed interest rate of 5.53% and a 360 month amortization schedule. The financing is secured by our leasehold interest in Park Plaza II.

•	On May 23, 2006 we completed the acquisition of 1741 Business Center Drive in Reston, Virginia (the Chubb Building, as defined in note 4 to the financial statements) for a purchase price of approximately $11.5 million, net of transaction costs. The purchase price excludes approximately $950,000 of costs associated with the defeasance of existing property level financing at the time of closing. The transaction was initially funded with borrowings under our credit facility. Subsequently, on July 5, 2006, we completed an $8.1 million, five-year debt financing that matures in August 2011 and is secured by a mortgage deed of trust on the property. The financing requires monthly payments of interest-only at a fixed rate interest rate of 6.11%. The property contains approximately 41,400 net rentable square feet of space and was 100% leased to a single tenant at the time of acquisition.
In addition to the transactions described, on December 7, 2005, we entered into a material definitive agreement (the “Georgetown Plaza Purchase Agreement”) with Unicorn Wisconsin, LLC (“Unicorn”) to acquire a five-story, approximately 151,000 square foot multi-tenant office and retail building (“Georgetown Plaza”) located at 2233 Wisconsin Avenue in Washington, D.C. for $23,500,000. The ownership of Georgetown Plaza is currently subject to a ground lease which expires in December 2058. Subsequent to completion of due diligence on April 20, 2006, the contract price was renegotiated to $23.0 million and the ground lease expiration date was modified to 99 years from the date that the transaction closes. We currently intend to acquire the property in a joint venture with an institutional partner in which we would maintain a 40% ownership interest. We expect to fund our portion of the investment with proceeds from our credit facility. The joint venture intends to assume an approximately $16.1 million mortgage loan which bears interest at 5.78% and matures in June 2013. The purchase of Georgetown Plaza is subject to customary closing conditions, including the assumption of the existing mortgage.
In April 2006, with the approval of the property’s majority owner, we initiated a search for a buyer for the property owned by our Victory Point joint venture. While no prospective buyers have been identified as yet and an eventual sale is not assured, we expect to close on the sale prior to December 31, 2006.
On April 25, 2006, we entered into a material definitive agreement to acquire a three-story, approximately 102,400 square foot multi-tenant office building (“101 Orchard Ridge”) located in Gaithersburg, Maryland for approximately $27.4 million before transaction costs. Subsequent to completion of due diligence, the contract price was renegotiated to $26.7 million. We expect to fund the transaction with proceeds from our credit facility. Concurrent with the acquisition, we will assume a $15.5 million mortgage loan which bears interest at 6.06% and matures in May 2014. The purchase of 101 Orchard Ridge is subject to customary closing conditions, including the assumption of the existing mortgage.
On May 22, 2006, we entered into a 99 year ground lease (the “Duke Street Ground Lease”) with Duke 8401 L.P. (the “Landowner”), for the purpose of developing and owning a class “A” commercial office building which we expect will include approximately 110,000 square feet of rentable area together with an underground parking facility. The project is located in Alexandria, Virginia. The term of the ground lease together with initial rent payments will commence upon our receipt of a building permit from the City of Alexandria which is anticipated in approximately 12 to 18 months and is conditioned upon receipt of all necessary zoning and planning approvals. Upon receipt of the requisite approvals, the construction period is estimated at an additional 12- 14 months. The site includes approximately 0.84 acres of land and is located in a commercial corridor approximately two blocks from the King Street metro station and is located directly across Duke Street from the United States Patent and Trade Office.

Initial payments under the ground lease are based on the level of leasing at the project and commence upon the issuance of a building permit from the City of Alexandria. The annual payment will increase to $303,100 upon achievement of certain leasing milestones. The payment increases by 2% per annum during the term of the ground lease subject to a revaluation of the land and resulting ground rent recalculation every 10 years from the commencement of payments. Prior to the commencement of ground rent payments, the ground lease may be terminated by us based on market conditions and the timing and results of the government approval process.
While preliminary, we anticipate that total development costs will be approximately $30 million to $35 million. We expect to fund the development costs with proceeds from our credit facility or with new construction financing. In addition, we are considering financing a portion of the project costs by creating an equity joint venture.
Subsequent Events
On July 5, 2006, we entered into an $8,100,000 non-recourse mortgage loan secured by our interest in the Chubb Building. The mortgage loan bears interest at a fixed rate of 6.11% with interest-only payments required on a monthly basis until the loan matures on July 1, 2011, when the entire principal balance is due. The proceeds of the loan were used to repay borrowing outstanding under our credit facility.
On July 27, 2006, we entered into separate definitive agreements to acquire four, two-story, multi-tenant office buildings located in Stafford, Virginia containing an aggregate of approximately 149,200 square feet (the “Stafford Portfolio” or the “Stafford Properties”) for a combined purchase price of $30.2 million. The Stafford Portfolio is being acquired subject to existing mortgage loans on each of the Stafford Properties with a combined principal balance outstanding of approximately $17.2 million. As part of the acquisition of the Stafford Portfolio, we will also receive options to acquire three additional office properties which are currently in various stages of development and are projected to comprise approximately 110,000 square feet upon completion.
The Stafford Portfolio is approximately 98% leased and the majority of its tenants are defense contractors serving clients located at the Marine Corps Base in Quantico, Virginia, which is located less than one mile from the Stafford Properties. The sale and closing of any one of the four properties is conditioned upon acquiring all four properties. The completion of the Stafford Portfolio acquisition is subject to the usual and customary closing conditions, including satisfactory completion by us of a due diligence review during the inspection period and the assumption of the existing mortgage debt.
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
During the second quarter of 2006, economic and real estate fundamentals in the Greater Washington, D.C. area remained solid and were characterized by steady job growth, positive absorption of space and increasing rental rates. According to the CoStar Group, as of June 30, 2006:
•	Market-wide office vacancy levels remained low increasing slightly to 9.3% at June 30, 2006. This compares to vacancy rates of 9.0% at March 31, 2006; 9.2% at December 31, 2005; 9.7% at September 30, 2005; and 10.0% at June 30, 2005.

•	Vacancy levels by region at June 30, 2006 stood at 7.6% for the District of Columbia; 9.7% for suburban Maryland; and 10.3% for northern Virginia.

•	The average quoted asking rental rate for all classes of available office space was $31.51 at June 30, 2006, representing a 4.6% increase in quoted rental rates from $30.14 at June 30, 2005.

•	There was approximately 16.2 million square feet of office space under construction at March 31, 2006, represented by 6.5 million square feet in the District of Columbia, 8.3 million square feet in northern Virginia and 1.4 million square feet in suburban Maryland. This compares to a total of 12.2 million square feet of office space under construction at March 31, 2005.
Sales activity of office buildings remained brisk during the quarter ended March 31, 2006, the most recent time period for which this information is available, with total volume amounting to approximately $2.2 billion compared to $2.7 billion during the quarter ended December 31, 2005. The first quarter is frequently the lowest volume quarter of the year.
The unemployment rate for the Greater Washington, D.C. area as of June 30, 2006 was 3.3%, one of the lowest in the United States among major metropolitan areas. Job growth also remained among the highest within major metropolitan areas posting an increase of approximately 76,800 in non-farm payrolls for the twelve months ended June 30, 2006.

According to CoStar Group, net absorption, defined as the net change in occupied office space during a specific measurement of time, was a positive 2.0 million square feet for the Greater Washington, D.C. area during the quarter ending June 30, 2006. This compares to a positive 2.0 million of net absorption during the quarter ending March 31, 2006; a positive 2.7 million in the quarter ending December 31, 2005; and a positive 2.3 million in the quarter ending September 30, 2006.
While net absorption of space remains positive, certain sub-markets, especially in northern Virginia have experienced a slowing pace of leasing as tenants take longer to negotiate and execute leasing decisions. This would include the northern Virginia sub-market known as Westfields where we maintain 100% ownership interests in two properties (Meadows IV and 14700 Lee Road). Each of these assets was 100% leased as of June 30, 2006. We also maintain joint venture interests in three properties in the Westfields sub-market. We maintain a 14.7% interest in Independence Center I which was 92% leased as of June 30, 2006 and a 10% ownership interest in the Victory Point property which was 17% leased as of June 30, 2006. We also have an 8.1% joint venture interest in a development adjacent to our Independence Center I property that will be comprised of an approximately 115,000 square foot office building. The building is expected to be completed in September 2006. The building has not been pre-leased to any tenants as of June 30, 2006.
Against this backdrop of economic fundamentals, we continue to experience competitive acquisition and leasing markets in the region and the overall level of office property development has increased in recent quarters. Based on information provided by CoStar Group, the total square footage of office buildings under construction within the Greater Washington, D.C. area was approximately 16.5 million at June 30, 2006 compared to approximately 14.4 million at June 30, 2005.
With respect to the leasing environment, the tightening of office space markets through a trend of declining vacancy rates has provided landlords the ability to increase rental rates in many sub-markets throughout the region. Tenant improvements remain high, however.
Although we believe the Greater Washington, D.C. area is one of the best markets in the country for our focused office investment and development strategy, the strength of the investment market has increased the level of competition that we face and impacted the number of attractive yield opportunities. We have responded to these competitive pressures by remaining patient, maintaining our underwriting discipline and vigorously pursuing only those investments that meet our investment return thresholds.
You should be aware that when you read our financial statements and the information included below, office markets, in general, and our operations, in particular, are significantly affected by both macro and micro economic factors, including actual and perceived trends in various national and economic conditions that affect commercial real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. Such conditions could lead to a decline in property values.

The following table sets forth information related to the properties we owned or in which we had an ownership interest, at June 30, 2006:

									Our Pro
									Rata Share
									of Total
									Annualized
				Year					Rent as a %
				Acquired		Net Rentable	Occupancy	Total	of our Total
	Ownership			by Columbia	Year Built/	Area	at	Annualized	Annualized
Property (1)	Interest	Tenancy	Market	or Predecessor	Renovated	(Square Feet)	June 30, 2006	Rent (2)	Rent (3)

1025 Vermont Avenue	100%	Multi-Tenant	Washington, D.C.	2006	1964 - 2003	114,801	97%	$3,654,060	9.6%

1741 Business Cntr. Dr.	100%	Single Tenant	Northern Virginia	2006	2000	41,358	100%	957,204	2.5%

14700 Lee Road	100%	Single Tenant	Northern Virginia	2005	2000	84,652	100%	2,126,280	5.6%

Fair Oaks	100%	Multi-Tenant	Northern Virginia	2001	1985	126,949	91%	2,536,356	6.7%

Greenbriar	100%	Multi-Tenant	Northern Virginia	2001	1985 - 1998	111,721	88%	2,126,520	5.6%

Loudoun Gateway IV	100%	Single Tenant	Northern Virginia	2005	2002	102,987	100%	1,563,096	4.1%

Meadows IV	100%	Multi-Tenant	Northern Virginia	2004	1988 - 1997	148,160	100%	3,315,216	8.7%

Oakton	100%	Multi-Tenant	Northern Virginia	2005	1985	64,648	100%	1,710,924	4.5%

Park Plaza II (4)	100%	Multi-Tenant	Suburban Maryland	2005	2001	126,228	100%	3,820,104	10.1%

Patrick Henry	100%	Multi-Tenant	Newport News, VA	2005	1989	98,883	94%	1,810,296	4.8%

Sherwood Plaza	100%	Multi-Tenant	Northern Virginia	2000	1984	92,960	100%	2,061,312	5.4%

King Street	50%	Multi-Tenant	Northern Virginia	1999	1984 - 2004	149,080	85%	3,814,644	5.0%

Madison Place	50%	Multi-Tenant	Northern Virginia	2003	1989	108,252	83%	2,485,884	3.3%

Barlow Building	40%	Multi-Tenant	Suburban Maryland	2005	1966 - 2001	270,562	95%	9,125,868	9.6%

Atrium Building	37%	Multi-Tenant	Northern Virginia	2004	1978 - 1999	138,507	100%	4,027,872	3.9%

Suffolk Building	37%	Single Tenant	Northern Virginia	2005	1964 - 2003	257,425	100%	6,381,528	6.1%

Independence Center	15%	Multi-Tenant	Northern Virginia	2002	1999	275,002	92%	5,797,932	2.3%

1575 Eye Street	9%	Multi-Tenant	Washington, D.C.	2002	1979	210,372	98%	7,817,724	2.0%

Victory Point	10%	Multi-Tenant	Northern Virginia	2005	1989 - 2005	147,966	17%	673,181	0.2%

Total / Weighted Average						2,670,513	91%	$65,806,001	100%

(1)	Information set forth in this table excludes our 8.1% ownership interest in the joint venture that owns the Independence Center II development property.

(2)	Annualized rent is calculated by multiplying by a factor of twelve the actual contractual monthly base rent at June 30, 2006 for each tenant. Total annualized rent includes our joint venture partners’ pro rata share of contractual base rent.

(3)	Represents the percentage of our pro rata share of annualized rent (which is based upon our percentage ownership interest in each property) divided by our total pro rata share of annualized rent of our portfolio.

(4)	The property is subject to a ground lease with a remaining term, including extension options, of approximately 70 years.
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
The following are certain critical accounting polices and estimates which impact us. These policies have not changed during 2006.
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
Investments in Real Estate
When accounting for investments in real estate, we first determine the consideration to be paid, whether cash, our common stock, operating partnership units or a combination of the three.
Purchases of real estate are recorded at original cost. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. If the purchase is made using our common stock or operating partnership units, then the fair value of the stock or units issued is used to determine the purchase price. Pre-acquisition costs, including legal and professional fees and other third-party costs related directly to the acquisition of the property, are accounted for as part of the purchase price. If the purchase is made using our common stock or operating partnership units, then the fair value of the stock or units issued is used to determine the purchase price. We allocate the purchase price to the net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (''SFAS’’) No. 141, ''Business Combinations.’’ In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities. The allocation of purchase price and determination of the useful lives of the resulting asset and liabilities involves significant judgments and impacts our results of operations in subsequent periods.
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
Investments in Unconsolidated Real Estate Entities
For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest in a variable interest entity as defined in FASB Interpretation (''FIN’’) No. 46(R), ''Consolidation of Variable Interest Entities.’’ If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46(R), the venture partner that absorbs a majority of the expected losses, expected gains, or both, of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling interests. If we have the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.
Depreciation, Amortization and Impairment of Long-Lived Assets
We depreciate the values allocated to buildings and building improvements on a straight-line basis using lives ranging from 7.5 to 40 years and tenant improvements on a straight-line basis using the same life as the minimum lease term of the related tenant. The values of above-market and below-market leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. We amortize the values of other intangible assets over their estimated useful lives. Changes in these estimates would directly impact our results of operations.
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

Results of Operations
The following is a comparison, for the three and six months ended June 30, 2006 and 2005 of the consolidated operating results of Columbia Equity Trust, Inc. and the operating results of Columbia Predecessor, our predecessor. The results of operations set forth in the following discussion for the three and six months ended June 30, 2005 contain the results of operations of Columbia Predecessor that occurred prior to the completion of our IPO and various formation transactions. Due to the timing of the IPO and the formation transactions, we do not believe that the results of operations discussed are necessarily indicative of our future operating results.
Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
Base Rents
Base rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and above and below market rental revenue from our wholly owned properties. Base rent revenues were $6,510,618 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any base rental revenue.
Recoveries from Tenants
Recoveries from tenants includes operating and common area maintenance costs reimbursed by our tenants from our wholly owned properties. Recoveries from tenants were $401,718 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any tenant recoveries.
Fee Income
Fee income consists of: (1) transaction fees received by us from third parties and related parties relating to services provided in connection with property acquisitions or debt financing and (2) asset management and construction management fees received by us from third parties and related parties in connection with the oversight of property level accounting, risk management (insurance), lease administration, tenant improvements and physical maintenance and repairs. Fee income decreased by $552,024, or 67.7%, to $263,973 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in 2006 was due primarily to: (1) higher transaction fee volume recorded in 2005 that resulted primarily from the financing of the Suffolk Building property in 2005 and (2) higher asset management fees recorded in 2005 associated with a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest and which was not contributed to our Company. We expect to receive less fee income in the future from transaction fees as we place a greater emphasis on rental income generated by our ownership interest in commercial office properties.
Property Operating Expenses
Property operating expenses consist primarily of expenses incurred by our wholly owned properties for property management services and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses were $1,099,415 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses.

Utility Expenses
Utility expenses were $597,659 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utility expenses.
Real Estate Taxes and Insurance Expenses
Real estate taxes and insurance expenses were $620,465 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters, share-based compensation costs and other public company costs. General and administrative expenses increased by $178,673, or 15.2%, to $1,344,597 for the three months ended June 30, 2006 compared to $1,165,924 for the three months ended June 30, 2005. The increase was primarily due to $234,750 of share-based compensation costs incurred in 2006. On July 5, 2005, we awarded LTIP Units to directors, consultants and employees. LTIP Units may be converted into OP Units which may, in our sole and absolute discretion, be redeemed by us for cash or exchanged for shares of our common stock. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses were $3,547,507 during the three months ended June 30, 2006 compared to $4,357 for the three months ended June 30, 2005. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result incurred minimal depreciation costs.
Interest Income
Interest income increased by $57,872, or 398%, to $72,418 for the three months ended June 30, 2006 compared to $14,546 for the three months ended June 30, 2005. The increase is primarily due to higher levels of cash balances in 2006.

Interest Expense
Interest expense increased by $1,407,359 to $1,409,609 for the three months ended June 30, 2006 compared to $2,250 for the three months ended June 30, 2005. The increase was primarily due to increased levels of debt associated with the financing of properties acquired since the completion of our IPO. Prior to our IPO in July of 2005, we did not maintain majority control of any office properties and as a result incurred minimal financing costs associated with the ownership of our assets.
Equity in Net Income of Unconsolidated Real Estate Entities
Equity in net income of unconsolidated real estate entities decreased by $2,163,987, or 98.3%, to $38,071 for the three months ended June 30, 2006 compared to $2,202,058 for the three months ended June 30, 2005. The decrease was primarily due to: (1) increased ownership interests in seven of our joint venture properties acquired in connection with our IPO resulting in additional equity in net losses; and (2) approximately $2.3 million related to equity in net income recorded in 2005 that was generated by entities that were not contributed to us by Columbia Predecessor in our formation transactions, primarily its interest in a condominium conversion project.
Minority Interest
Minority interest increased to $84,152 for the three months ended June 30, 2006 from $0 for the three months ended June 30, 2005. The increase represents our minority partners’ interests in the net loss for the first quarter of 2006. These minority interests were created in connection with our IPO and related formation transactions.
Net Income
The Company’s net income decreased by approximately $2,760,585, or 166%, to a net loss of approximately $(1,098,338) for the three months ended June 30, 2006, as compared to approximately $1,662,247 for the three months ended June 30, 2005. The decrease between the two periods is primarily due to the impact of our formation transactions from the IPO and subsequent acquisitions which substantially increased our ownership of commercial office properties and the collective net loss generated by these properties.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
Base Rents
Base rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and above and below market rental revenue from our wholly owned properties. Base rent revenues were $12,704,599 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. The increase in revenues was due to the inclusion of rental revenues for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties, and as a result did not record any base rental revenue.
Recoveries from Tenants
Recoveries from tenants includes operating and common area maintenance costs reimbursed by our tenants from our wholly owned properties. Recoveries from tenants were $711,016 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. The increase was due to the inclusion of tenant recoveries for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any tenant recoveries.

Fee Income
Fee income consists of: (1) transaction fees received by us from third parties and related parties relating to services provided in connection with property acquisitions or debt financing and (2) asset management and construction management fees received by us from third parties and related parties in connection with the oversight of property level accounting, risk management (insurance), lease administration, tenant improvements and physical maintenance and repairs. Fee income decreased by $770,035, or 53.5%, to $668,321 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was due primarily to: (1) higher transaction fee volume recorded in 2005 that resulted primarily from the financings of the Suffolk Building and Victory Point properties in the first six months of 2005 and (2) higher asset management fees recorded in 2005 associated with a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest and which was not contributed to us. We expect to receive less fee income in the future from transaction fees as we place a greater emphasis on rental income generated by our ownership interest in commercial office properties.
Property Operating Expenses
Property operating expenses consist primarily of expenses incurred by our wholly owned properties for property management fees and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses were $2,240,608 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. The increase was due to the inclusion of property operating expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses.
Utility Expenses
Utility expenses were $1,129,844 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. The increase was due to the inclusion of utility expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utility expenses.
Real Estate Taxes and Insurance Expenses
Real estate taxes and insurance expenses were $1,277,302 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. The increase was due to the inclusion of real estate taxes and insurance expenses for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters, share-based compensation costs and other public company costs. General and administrative expenses increased by $864,073, or 55.9%, to $2,408,971 for the six months ended June 30, 2006 compared to $1,544,898 for the six months ended June 30, 2005. The increase was primarily due to additional on-going general and administrative expense costs attributable to operations as a public company and share-based compensation costs of $469,500 incurred in 2006. On July 5, 2005, we awarded LTIP Units to directors, consultants and employees. LTIP Units may be converted into OP Units which may, in our sole and absolute discretion, be redeemed by us for cash or exchanged for shares of our common stock. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses were $7,005,896 during the six months ended June 30, 2006 compared to $7,360 for the six months ended June 30, 2005. The increase was due primarily to the inclusion of real estate depreciation for five properties in which we acquired a 100% interest in connection with our IPO and the acquisition of six additional wholly owned properties subsequent to completion of our IPO. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result incurred minimal depreciation costs.
Interest Income
Interest income increased by $95,875, or 482%, to $115,753 for the six months ended June 30, 2006 compared to $19,878 for the six months ended June 30, 2005. The increase is primarily due to higher levels of cash balances.
Interest Expense
Interest expense increased by $2,557,082 to $2,561,582 for the six months ended June 30, 2006 compared to $4,500 for the six months ended June 30, 2005. The increase was primarily due to increased levels of debt associated with the financing of properties acquired since the completion of our IPO.
Equity in Net Income (Loss) of Unconsolidated Real Estate Entities
Equity in net income (loss) of unconsolidated real estate entities decreased by $2,402,875, or 104%, to $(97,900) for the six months ended June 30, 2006 compared to $2,304,975 for the six months ended June 30, 2005. The decrease was primarily due to: (1) increased ownership interests in seven of our joint venture properties acquired in connection with our IPO resulting in additional equity in net losses; and (2) a decrease of approximately $2.3 million related to equity in net income of entities that were not contributed to our Company by Columbia Predecessor, primarily its interest in a condominium conversion project.
Minority Interest
Minority interest increased to $159,654 for the six months ended June 30, 2006 from $0 for the six months ended June 30, 2005. The increase represents our minority partners’ interests in the net loss for the first quarter of 2006. These minority interests were created in connection with our IPO and related formation transactions.
Net Income
The Company’s net income decreased by $4,084,654, or 207%, to a net loss of $2,110,087 for the six months ended June 30, 2006, as compared to $1,974,567 for the six months ended June 30, 2005. The decrease between the two periods is primarily due to the effects of the impact of our formation transactions from the IPO and subsequent acquisitions which substantially increased our ownership in commercial office properties and the collective net loss generated by these properties.

Consolidated Cash Flows
Net cash provided by operating activities increased to $5,649,856 for the six months ended June 30, 2006 compared to $(746,565) for the six months ended June 30, 2005. The increase was primarily due to operating cash flows generated by the wholly owned commercial office properties, joint venture interests and management contracts, that we acquired from Columbia Predecessor and other parties at our IPO and related formation transactions as well as the acquisition of office real estate investments in subsequent acquisitions.
Net cash provided by investing activities decreased to $(27,910,811) for the six months ended June 30, 2006 compared to $2,195,981 for the six months ended June 30, 2005. The decrease was primarily due to $26,631,482 paid to acquire interests in 1025 Vermont and the Chubb Building and related intangible assets.
Net cash provided by financing activities increased to $22,498,972 for the six months ended June 30, 2006 compared to $86,011 for the six months ended June 30, 2005. The increase was primarily due to the net proceeds received from the mortgage financing of our Park Plaza II and 1025 Vermont properties.
Liquidity and Capital Resources
We utilized the net proceeds from our IPO in July 2005 to acquire ownership interests in 16 commercial office properties for approximately $148.1 million and repay approximately $40.7 million of indebtedness associated with several of the properties. Our total market capitalization at June 30, 2006 was approximately $407.4 million based on the closing price on the New York Stock Exchange of our common stock at June 30, 2006 of $15.36 per share (assuming the conversion of 1,359,973 operating partnership and LTIP units into common stock) and debt outstanding of approximately $173.6 million (exclusive of accounts payable and accrued expenses but including our pro rata share of joint venture debt). As a result, our debt to total market capitalization ratio was approximately 43% at June 30, 2006. As of June 30, 2006, our pro rata share of joint venture debt totaled approximately $78.0 million. With the exception of a limited guarantee in the amount of approximately $737,000, our pro rata share of joint venture debt is non-recourse to us and is collateralized by the real estate properties held by the joint ventures. We do not have a policy limiting the amount of debt that we may incur, although we have established 55% — 60% as the target range for our total debt-to-market capitalization, including our pro rata share of joint venture debt. Accordingly, we have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders.
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
Long-term Liquidity
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and other financing alternatives. Our ability to raise capital through the issuance of debt and equity securities is dependent upon market conditions. We also intend to fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, selectively disposing of assets, as well as by potentially raising equity capital through joint ventures. We may also issue units of limited partnership interest in our operating partnership (“OP Units”) to fund a portion of the purchase price for some of our future property acquisitions.
On November 28, 2005, we entered into a $75.0 million secured revolving credit facility with Wells Fargo Bank, National Association serving as the Administrative Agent. The credit facility has a two year term with a one year extension option. Availability under the credit facility is based on the value of the assets that we pledge as collateral. The credit facility is currently secured by first mortgages on the Fair Oaks, Greenbriar, Loudoun Gateway IV, Oakton and Sherwood Plaza properties. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.10% to 1.35%. Three month LIBOR was 5.48% as of June 30, 2006. The exact interest payable under the credit facility depends upon the ratio of our total indebtedness to total asset value as measured on a quarterly basis. Pursuant to the terms of the credit facility, this ratio cannot exceed 75%. At June 30, 2006, the interest rate on our credit facility was 6.36%.
The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, cash flow coverage, the maximum amount of indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to our common stock or any other equity interest in an aggregate amount that exceeds 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with all of the restrictions and covenants as of June 30, 2006.
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

The following table sets forth certain information with respect to consolidated and unconsolidated indebtedness outstanding as of June 30, 2006:

			Principal Balance	Pro Rata Share of
			as of	Principal Balance as of
	Interest Rate	Maturity Date	June 30, 2006	June 30, 2006 (1)
Consolidated Debt (2)

Fixed Rate
Patrick Henry	5.02%	4/1/2009	$8,306,914	$8,306,914
Meadows IV	4.95%	11/1/2011	19,000,000	19,000,000
Park Plaza II	5.53%	3/4/2016	24,290,000	24,290,000
1025 Vermont Avenue	5.11%	1/1/2010	22,500,000	22,500,000

Floating Rate
Credit Facility	LIBOR + 1.10 - 1.35%	11/28/2007	21,450,000	21,450,000

Subtotal			95,546,914	95,546,914

Unconsolidated Debt (2)

Fixed Rate
King Street	5.06%	3/1/2008	21,392,574	10,696,287
Madison Place	4.49%	8/1/2008	15,185,385	7,592,693
1575 Eye Street	6.82%	3/1/2009	42,454,939	3,893,118
Independence Center I	5.04%	9/10/2009	30,685,373	4,523,024
Independence Center II	6.02%	9/10/2009	9,113,969	738,231
Barlow Building	5.04%	8/1/2012	61,750,000	24,700,000
Atrium — Loan # 1	8.43%	9/1/2012	17,870,692	6,612,156
Atrium — Loan # 2	6.21%	9/1/2012	5,776,907	2,137,456
Suffolk	5.10%	5/4/2015	42,000,000	15,330,000

Floating Rate
Victory Point	LIBOR + 2.95%	3/31/2008	18,152,530	1,815,253

Subtotal			264,382,369	78,038,218

Total			$359,929,283	$173,585,132

(1)	Principal amount multiplied by our percentage interest in the joint venture entity that owns the property.

(2)	With the exception of a limited guarantee in the amount of approximately $737,000 for the debt at our Independence Center II property, our pro rata share of unconsolidated debt is non-recourse to us and is collateralized by the real estate properties held by the joint venture entities.
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
As of June 30, 2006, we provided a limited guarantee for obligations owed under a $15.7 million construction financing loan for our Independence Center II joint venture development project. Under the terms of the financing, we have guaranteed up to $737,000 of the loan plus the lender’s costs and expenses required to collect amounts due under the guarantee and any accrued and unpaid interest. The amount of the guarantee is reduced or terminated based on the project achieving certain leasing and cash flow performance targets. We also provide a limited completion guarantee for the project for which total costs are anticipated to be $23.0 million, exclusive of land costs. We are liable for up to 14.74% of the guaranteed amounts, or approximately $3.4 million.
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
We do not have any off-balance sheet arrangements, other than those disclosed as contractual obligations or as a guarantee, with any unconsolidated investments or joint ventures that we believe have, or are reasonably likely to have, a future material effect on our financial condition, changes in our financial condition, our revenue or expenses, our results of operations, our liquidity, our capital expenditures or our capital resources. See Note 12 for a further discussion regarding our contractual obligations and guarantee.

Cash Distribution Policy
We will elect to be taxed as a REIT under the Internal Revenue Code commencing with our short taxable year ended on December 31, 2005, upon filing our federal income tax return for that year. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our taxable income to our stockholders, determined without regard to the dividends paid deduction and excluding any net capital gains. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. Our taxable REIT subsidiaries, including Columbia TRS Corporation, are subject to federal, state and local taxes. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Internal Revenue Code, and we may be required to borrow money or sell assets to pay out enough money to satisfy the distribution requirements
Inflation
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
Geographic Concentration
The properties in which we maintain an ownership interest are located in Washington, D.C., Virginia and Maryland. We may make selected acquisitions or develop properties outside our focus market of the Greater Washington, D.C. area from time to time as appropriate opportunities arise, as evidenced by our acquisition of the Patrick Henry Corporate Center in Newport News, Virginia in December 2005.
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
The following table provides the calculation of our FFO and reconciliation to net loss for the period from April 1, 2006 through June 30, 2006 and the period January 1, 2006 through June 30, 2006:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Net loss	$(1,098,338)	$(2,110,087)
Adjustments
Minority interests	(84,152)	(159,654)
Depreciation and amortization — consolidated entities	3,542,235	6,995,436
Depreciation and amortization — unconsolidated entities	1,431,860	2,855,536

Funds from operations	$3,791,605	$7,581,231

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
Including our pro rata share of debt at unconsolidated real estate entities, we had $23.3 million in variable rate debt, or 13%, of the total $173.6 million that represents our pro rata share of debt outstanding as of June 30, 2006.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. Including our pro rata share of debt at unconsolidated real estate entities, we estimate our pro rata share of the fair value of fixed rate debt outstanding at June 30, 2006 to be $144.5 million compared to the $150.3 million carrying value at that date.
If the market rates of interest on our variable rate debt increase by 1.0%, our annual interest expense would increase by approximately $233,000. This assumes the amount outstanding under our variable rate debt facilities remains at $23.3 million, which was our balance at June 30, 2006. The book value of our variable rate facilities approximates market value at June 30, 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. As of June 30, 2006, we performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ending June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 12, 2006, the Annual Meeting of Stockholders was held and the following matters were submitted to the common stockholders for a vote. There were 13,310,822 shares of common stock either present or evidenced by proxy. Set forth below are the results of the vote for the election of directors, which was the only matter voted on at our Annual Meeting.

		Votes Against
Name	Votes For	or Withheld	Total
Oliver T. Carr, III	13,151,303	159,519	13,310,822
Bruce M. Johnson	13,068,230	242,592	13,310,822
Robert J. McGovern	13,243,622	67,200	13,310,822
Rebecca L. Owen	13,301,912	8,910	13,310,822
John A. Schissel	13,243,622	67,200	13,310,822
Hal A. Vasvari	13,133,630	177,192	13,310,822
Thomas A. Young, Jr.	12,925,466	385,356	13,310,822
Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Agreement of Purchase and Sale, by and between Foulger Land Limited Partnership, Argo Orchard Ridge Manager, Inc., Argo Investment Company and Columbia Equity Trust, Inc., dated April 25, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA EQUITY TRUST, INC.
Date: August 14, 2006	By:	/s/ Oliver T. Carr, III
Oliver T. Carr, III
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ John A. Schissel
John A. Schissel
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Agreement of Purchase and Sale, by and between Foulger Land Limited Partnership, Argo Orchard Ridge Manager, Inc., Argo Investment Company and Columbia Equity Trust, Inc., dated April 25, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.