Form 10-Q
period 2006-09-30
Columbia Equity Trust, Inc.
filed 2006-11-14
CIK 1316710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2006, 13,863,334 shares of common stock, par value $0.001, were outstanding.

COLUMBIA EQUITY TRUST, INC.
FORM 10-Q
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 for Columbia Equity Trust, Inc.	4
Statements of Operations for the three months ended September 30, 2006 (unaudited) and for the period July 5, 2005 to September 30, 2005 (unaudited) for Columbia Equity Trust, Inc. and for the period July 1, 2005 to July 4, 2005 (unaudited) for Columbia Predecessor	5
Statements of Operations for the nine months ended September 30, 2006 (unaudited) and for the period July 5, 2005 to September 30, 2005 (unaudited) for Columbia Equity Trust, Inc. and for the period January 1, 2005 to July 4, 2005 (unaudited) for Columbia Predecessor	6
Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and for the period July 5, 2005 to September 30, 2005 (unaudited) for Columbia Equity Trust, Inc. and for the period January 1, 2005 to July 4, 2005 (unaudited) for Columbia Predecessor	7
Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	51

Item 4. Controls and Procedures.	51

PART II — OTHER INFORMATION

Item 1A. Risk Factors.	52

Item 6. Exhibits.	52

SIGNATURES	54

EXHIBIT INDEX	55

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
The financial statements included in this report as of December 31, 2005 and for the period July 5, 2005 to September 30, 2005 and for the three months and nine months ended September 30, 2006 represent the results of operations and financial condition of the Company. The financial statements included in this report for the periods July 1, 2005 to July 4, 2005 and January 1, 2005 to July 4, 2005 represent the results of operations of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) prior to the completion of the Company’s IPO and various formation transactions. We do not believe that the comparison of the Company’s results of operations to those of Columbia Predecessor, which do not reflect the Company’s IPO and the formation transactions, is meaningful or indicative of our future operating results as a publicly-held company.
Columbia Predecessor ceased to exist as an entity for financial reporting purposes effective with the completion of the IPO and the formation transactions. Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management, as described in more detail in Note 1 to the financial statements.

COLUMBIA EQUITY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Rental property
Land	$35,605,497	$19,300,819
Buildings	166,351,174	120,509,954
Tenant improvements	29,494,750	24,377,997
Furniture, fixtures and equipment	81,607	1,088,989

	231,533,028	165,277,759
Accumulated depreciation	(9,244,983)	(2,805,222)

Total rental property, net	222,288,045	162,472,537

Cash and cash equivalents	9,653,534	8,149,634
Restricted deposits	636,522	256,356
Accounts and other receivables, net of reserves for doubtful accounts of $122,294 and $39,401, respectively	779,989	1,039,510
Investments in unconsolidated real estate entities	45,198,714	42,308,003
Accrued straight-line rents	1,939,272	524,258
Deferred leasing costs, net	767,260	490,609
Deferred financing costs, net	920,853	955,129
Intangible assets
Above market leases, net	4,807,043	3,610,453
In-place leases, net	19,403,671	15,813,098
Tenant relationships, net	7,732,325	6,387,594
Prepaid expenses and other assets	1,736,953	1,323,308

Total assets	$315,864,181	$243,330,489

Liabilities and Stockholders’ Equity

Liabilities
Revolving loan payable	$30,900,000	$22,000,000
Mortgage notes payable	97,337,933	27,358,998
Accounts payable and accrued expenses	3,531,094	2,252,575
Security deposits	1,395,159	945,158
Dividends payable	2,079,500	1,940,867
Rent received in advance	1,250,975	758,265
Deferred credits — Below market leases, net	2,336,575	1,593,812
Other liabilities	97,571	—

Total liabilities	138,928,807	56,849,675

Commitments and contingencies

Minority interest	14,059,816	14,205,638

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized in 2006 and 2005, no shares issued or outstanding in either period	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 13,863,334 shares issued and outstanding in 2006 and 2005	13,863	13,863
Additional paid-in capital	178,366,298	178,366,298
Cumulative dividends in excess of net income	(15,504,603)	(6,104,985)

Total stockholders’ equity	162,875,558	172,275,176

Total liabilities and stockholders’ equity	$315,864,181	$243,330,489

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Consolidated	Consolidated	Combined
	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to
	September 30, 2006	September 30, 2005	July 4, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rents	$6,776,344	$2,870,411	$—
Recoveries from tenants	521,211	143,404	—
Fee income, primarily from related parties	663,673	239,376	—
Parking and other income	227,107	22,725	—

Total revenues	8,188,335	3,275,916	—

Operating expenses
Property operating	1,164,711	501,159	—
Utilities	698,013	227,586	—
Real estate taxes and insurance	708,172	192,780	—
General and administrative, including share-based compensation cost of $234,750, $1,700,060 and $0, respectively	1,409,635	2,562,951	4,229
Depreciation and amortization	3,654,305	1,770,527	25

Total operating expenses	7,634,836	5,255,003	4,254

Operating income (loss)	553,499	(1,979,087)	(4,254)

Other income and expense
Interest income	94,712	442,491	1,572
Interest expense	(1,644,535)	(229,150)	(97)

Loss before income taxes, equity in net loss of unconsolidated real estate entities and minority interest	(996,324)	(1,765,746)	(2,779)

Equity in net loss of unconsolidated real estate entities	(98,315)	(68,669)	(23,334)
Minority interest	78,431	131,486	—

Loss before income taxes	(1,016,208)	(1,702,929)	(26,113)

Provision for income taxes	34,823	—	—

Net loss	$(1,051,031)	$(1,702,929)	$(26,113)

Net loss per common share — Basic and diluted	$(0.08)	$(0.12)

Weighted average shares of common stock outstanding — Basic and diluted	13,863,334	13,679,243

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Consolidated	Consolidated	Combined
	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	July 4, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rents	$19,480,944	$2,870,411	$—
Recoveries from tenants	1,232,226	143,404	—
Fee income, primarily from related parties	1,331,994	239,376	1,438,356
Parking and other income	521,281	22,725	—

Total revenues	22,566,445	3,275,916	1,438,356

Operating expenses
Property operating	3,405,320	501,159	—
Utilities	1,827,856	227,586	—
Real estate taxes and insurance	1,985,474	192,780	—
General and administrative, including share-based compensation cost of $704,250, $1,700,060 and $0, respectively	3,818,606	2,563,651	1,549,127
Depreciation and amortization	10,660,201	1,770,527	7,385

Total operating expenses	21,697,457	5,255,703	1,556,512

Operating income (loss)	868,988	(1,979,787)	(118,156)

Other income and expense
Interest income	210,466	442,491	21,450
Interest expense	(4,206,118)	(229,150)	(4,597)

Loss before income taxes, equity in net (loss) income of unconsolidated real estate entities and minority interest	(3,126,664)	(1,766,446)	(101,303)

Equity in net (loss) income of unconsolidated real estate entities	(196,216)	(68,669)	2,281,641
Minority interest	238,085	131,486	—

(Loss) income before income taxes	(3,084,795)	(1,703,629)	2,180,338

Provision for income taxes	76,323	—	231,884

Net (loss) income	$(3,161,118)	$(1,703,629)	$1,948,454

Net loss per common share — Basic and diluted	$(0.23)	$(0.12)

Weighted average shares of common stock outstanding — Basic and diluted	13,863,334	13,679,243

See accompanying notes to financial statements.

COLUMBIA EQUITY TRUST, INC.
AND COLUMBIA EQUITY TRUST, INC. PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated	Consolidated	Combined
	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	July 4, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(3,161,118)	$(1,703,629)	$1,948,454
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Minority interest	(238,085)	(131,486)	—
Equity in net loss (income) of unconsolidated real estate entities	196,216	68,669	(2,281,641)
Compensation cost related to stock split	—	949,010	—
Compensation cost related to LTIP units	573,750	716,250	—
Distributions received from earnings of unconsolidated real estate entities	567,381	48,918	19,055
Depreciation and amortization	10,660,201	1,770,527	7,385
Amortization of above and below market leases	286,234	34,260	—
Amortization of deferred financing costs	343,397	—	—
Provision for doubtful accounts	82,893	—	—
Changes in assets and liabilities
Accounts and other receivables	176,628	(433,815)	(36,505)
Accrued straight-line rents	(1,415,014)	(230,261)	—
Deferred leasing costs	(352,881)	(319,402)	—
Deferred offering costs	—	—	(2,693,176)
Prepaid expenses and other assets	134,698	(447,225)	(440,020)
Accounts payable and accrued expenses	750,601	699,751	2,725,286
Accrued interest payable to stockholders	—	—	4,597
Rent received in advance	120,980	(70,401)	—
Other liabilities	7,015	—	—

Net cash provided by (used in) operating activities	8,732,896	951,166	(746,565)

Cash flows from investing activities
Purchases of interests in rental property and related net assets	(38,571,476)	(96,917,274)	—
Purchases of interests in unconsolidated real estate entities	(5,466,667)	(41,950,254)	—
Deposit on pending purchase of interest in rental property	(500,000)	(500,000)	—
Additions to rental properties	(2,511,038)	(639,767)	—
Additions to rental property furniture, fixtures and equipment	(27,395)	(51,328)	(3,772)
Restricted deposits	(25,413)	(144,588)	—
Distributions in excess of net income received from real estate entities	2,061,897	438,437	2,707,753
Contributions made to unconsolidated real estate entities	(49,538)	(269,766)	(508,000)

Net cash (used in) provided by investing activities	(45,089,630)	(140,034,540)	2,195,981

Cash flows from financing activities
Gross proceeds from initial public offering of common stock	—	207,000,000	—
Payment of offering costs, underwriting discount and advisory fees	—	(18,543,369)	—
Payment received for subscribed common stock	—	1,000	—
Borrowings under revolving credit line	56,450,000	—	—
Repayment of revolving credit line borrowings	(47,550,000)	—	—
Repayment of mortgage loans and prepayment penalties	(97,855)	(40,653,668)	—
Mortgage note borrowings	35,785,985	—	—
Deferred financing costs	(117,121)	—	—
Dividends	(6,099,867)	—	—
Decrease in security deposit liability	(39,720)	(66,977)
Contributions	—	—	250,000
Distributions to minority interest	(470,788)	—	(163,989)

Net cash provided by financing activities	37,860,634	147,736,986	86,011

Net increase in cash and cash equivalents	1,503,900	8,653,612	1,535,427
Cash and cash equivalents, beginning of period	8,149,634	—	1,188,146

Cash and cash equivalents, end of period	$9,653,534	$8,653,612	$2,723,573

Supplemental disclosures
Cash paid for income taxes	$73,270	$—	$—

Cash paid for interest	$3,396,795	$229,900	$—

Debt assumed in purchases of interests in rental property	$34,500,000	$59,653,668	$—

Liability for asbestos remediation assumed as part of purchase of rental property	$156,989	$—	$—

Non-cash additions to rental properties	$592,043	$—	$—

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
The Company had no significant operations prior to the completion of the IPO and the formation transactions on July 5, 2005. On July 5, 2005, concurrent with the consummation of the IPO, the Company and its operating partnership, Columbia Equity, LP (the “Operating Partnership”), entered into certain formation transactions and acquired the office real estate investment properties and joint venture interests, management contracts and certain other assets of Columbia Equity Trust, Inc. Predecessor (“Columbia Predecessor”) from its owners and other parties which held direct or indirect ownership interests in Columbia Predecessor’s real estate properties. The Company primarily operates through its Operating Partnership, for which the Company is the sole general partner, and held a 92.83% partnership interest as of September 30, 2006 and December 31, 2005. The Company owns, manages and acquires investments in commercial office properties located primarily in the Greater Washington, D.C. area (defined as the District of Columbia, northern Virginia and suburban Maryland).
Columbia Predecessor was not a legal entity but rather a combination of real estate entities under common ownership and management. Prior to the completion of the IPO on July 5, 2005, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain properties. The ultimate owners of Columbia Predecessor were Carr Capital Corporation and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (“CCREI”) (collectively “CCC”), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group. Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and Emerging Issues Task Force Issue No. 02-05, “Definition of “Common Control’ in relation to FASB Statement No. 141”, provide for the combination of separate entities into a single entity when such entities are controlled by immediate family members whose intent is to act in concert, as is the case with Columbia Predecessor.
The accompanying combined statements of operations and cash flows for Columbia Predecessor also reflect the operating results of certain investments in real estate entities owned by CCC, The Oliver Carr Company, Carr Holdings, LLC or affiliates that were not acquired by the Operating Partnership. CCC provided asset management services to the real estate entities invested in by Columbia Predecessor and to certain unrelated parties.
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
d) Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving loan notes and mortgage notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The interest rate on borrowings under the Credit Facility (as discussed in Note 7) is variable based on LIBOR, and as a result, the carrying value of those borrowings approximates fair value as of September 30, 2006. The carrying value of mortgage notes was $97,337,933 as of September 30, 2006, compared to a fair value of $96,291,000, a difference of $1,046,933. The fair value of the mortgage notes was estimated by using a current market basis-point spread over the quoted prices of U.S. Treasury securities for the remaining terms of the mortgage loans.
e) Revenue Recognition
Income from rental operations is recognized on a straight-line basis over the term of the lease, including any periods of free rent (rent abatements), regardless of when payments are due. The lease agreements contain provisions that provide for additional recovery revenue based on reimbursement of the tenants’ share of real estate taxes, insurance and certain common area maintenance costs. Additional recovery revenues are recorded as the associated expense is incurred. The lease term begins at the time the lessee takes physical possession of the space. Lease provisions governing any tenant improvements (“TIs”) granted to the lessee are reviewed to determine whether the TIs should be accounted for as lease incentives and deducted in calculating straight-line rent, or should be capitalized as building improvements. Lease provisions that would result in a decision to account for the TIs as lease incentives would be allowing a lessee to offset TIs against rent due or agreeing to reimburse a lessee for unused TI allowances. Factors generally considered in determining whether TIs should be capitalized are the nature of the work, ownership upon lease termination, and the extent to which the Company maintains control over the construction process, including approval over, and management of, the scope of work, architectural plans and contractors.
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
For purposes of applying the equity method, significant influence is deemed to exist if the Company actively manages the property, prepares the property operating budgets and participates with the other investors in the property in making major decisions affecting the property, including market positioning, leasing, renovating and selling or continuing to retain the property. None of the entities are considered variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46(R), ‘‘Consolidation of Variable Interest Entities’’ (“FIN 46(R)”). The accounting policies of the unconsolidated real estate entities are the same as those used by the Company.
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

h) Minority Interest
Minority interest relates to the interests in the Operating Partnership that are not owned by the Company, which, as of September 30, 2006 and December 31, 2005, amounted to approximately 7.17% (excluding outstanding LTIP Units, discussed below) and consisted of 1,069,973 units of limited partnership interest in the Operating Partnership (“OP Units”). In conjunction with the formation of the Company, certain persons and entities that contributed interests in the initial properties and certain other assets to the Operating Partnership received OP Units in exchange for those interests.
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
Holders of OP Units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the Company’s option, cash per OP Unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or stockholders. As a matter of Company policy, each OP Unit and LTIP Unit holder receives distributions per Unit equal to dividends paid per share of common stock.
As of September 30, 2006, the Company had issued 290,000 LTIP Units, of which 86,000 were vested. LTIP Units are a special class of partnership interest in the Operating Partnership, which have been issued under the Company’s 2005 Equity Compensation Plan. LTIP Units were granted by the Company at the IPO to the non-employee members of the Company’s Board of Directors, certain consultants to the Company and certain employees of the Company. Once the LTIP Units achieve full parity with the OP Units and are fully vested, LTIP Units may be converted into OP Units which may be redeemed by the holder for cash or, in the Company’s sole and absolute discretion, exchanged for shares of the Company’s common stock. It is the Company’s intention that all LTIP Units converted to OP Units be redeemed for shares of the Company’s common stock. The value of LTIP Units that has been recognized as an expense is included in minority interest.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation will be effective beginning with the Company’s 2007 interim financial statements. The Company is currently evaluating the impact of this Interpretation, however Interpretation No. 48 is not expected to have a material effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value, clarifies the definition of fair value within the framework and expands disclosures about the use of fair value measurements. SFAS No. 157 applies to all existing accounting pronouncements under generally accepted accounting principles that require (or permit) the use of fair value measurements, except for SFAS No. 123(R). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and its provisions are to be applied prospectively upon adoption. The Company has not completed its evaluation of the impact of this pronouncement on its financial statements.
m) Income Taxes
The Company filed its 2005 tax return as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is permitted to deduct distributions paid to its stockholders, eliminating the Federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to Federal and state income taxes on the taxable income of its taxable REIT subsidiary (“TRS”) and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid.
As part of the formation transactions, on July 15, 2005, the Company acquired a 40% interest in a limited liability company that owns The Barlow Corporation, which in turn owns the Barlow Building. The Barlow Corporation also filed its 2005 tax return as a REIT. If The Barlow Corporation fails to qualify as a REIT, the Company would in turn, if deemed to not be entitled to certain relief provisions, not qualify as a REIT.
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
q) Reclassification
In the fourth quarter of 2005, the Company redefined the components of the expense categories used to report financial results. For the period July 5, 2005 to September 30, 2005 property management fees of $37,790 and non-recoverable property-related expenses of $ 9,476 were reclassified from the general and administrative expense line to the property operating expense line to conform to the presentation format used in 2006. Total operating expenses remained unchanged.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128, “Earnings per Share”. The following table shows the calculation of basic and diluted EPS, which are calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company has adopted EITF Issue Number 03-6, “Participating Securities and the Two-Class Method under FASB 128” (“Issue 03-6”), which provides further guidance on the definition of participating securities. Pursuant to Issue 03-6, the Company’s OP Units and LTIP Units are considered participating securities and, if dilutive, are included in the computation of the Company’s basic EPS. For purposes of calculating diluted EPS, unvested LTIP Units also are considered to be participating securities and are included in the calculation of diluted EPS, if doing so would be dilutive. For the three months and nine months ended September 30, 2006, LTIP Units have been excluded from the basic and diluted EPS calculations because including these securities would be anti-dilutive. The OP Units have been excluded from the calculation of both basic and diluted EPS because their conversion to shares of common stock would not impact EPS, as the minority share of loss would be added back to the net loss.

The calculations of basic and diluted net loss per share for the Company for the three months and nine months ended September 30, 2006 and for the period July 5, 2005 to September 30, 2005 are set forth below.

	For the Three	For the Nine	For the Period
	Months Ended	Months Ended	July 5, 2005 to
	September 30, 2006	September 30, 2006	September 30, 2005
Net loss	$(1,051,031)	$(3,161,118)	$(1,702,929)

Weighted average shares outstanding	13,863,334	13,863,334	13,679,243

Basic and diluted loss per share	$(0.08)	$(0.23)	$(0.12)

EPS information is not presented for the three months and nine months ended September 30, 2005 because the capital structure of Columbia Predecessor was not comparable to the Company’s current capital structure.
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
On September 8, 2006, the Company completed its acquisition of a three-story, approximately 102,396 square foot, multi-tenant office building (“Orchard Ridge”) located in Gaithersburg, Maryland for $26,650,000, before transaction costs. A $15,500,000 mortgage loan on the property that bears interest at a fixed rate of 6.06% and matures in May 2014 was assumed as part of the purchase.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the acquisitions of 1025 Vermont, Chubb Building and Orchard Ridge.

Rental property	$63,277,000
Intangible assets	11,066,000
Other assets	668,000

Total assets acquired	75,011,000

Mortgage notes payable	34,164,000
Deferred credits	1,119,000
Other liabilities	1,157,000

Total liabilities assumed	36,440,000

Net assets acquired	$38,571,000

During the three months ended September 30, 2006, based on third party valuations, the Company finalized the allocation of purchase price to the assets acquired and liabilities assumed for several of its Fair Oaks, Greenbriar, Sherwood, Meadows IV, Park Plaza II, Loudoun Gateway IV and Lee Road properties. The Company is in the process of obtaining third party valuations for its more recent acquisitions, which may affect the allocation of purchase price to the assets acquired and liabilities assumed. Additional adjustments, which are not expected to be material, may result when estimates made at the time of closing are finalized.
The following tables summarize, on a pro forma basis, the Company’s results of operations for the three months and nine months ended September 30, 2006 and for the period July 5 to September 30, 2005 as if all of the Company’s property acquisitions had occurred concurrent with the completion of the IPO on July 5, 2005. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place on July 5, 2005. Similar pro forma results of operations information has not been provided for the period prior to July 5, 2005 because the Company had no material operations prior to that date and was essentially a shell entity with no prior operating history.

	Pro Forma	As Reported
	For the Period	For the Period
	July 5, 2005 to	July 5, 2005 to
	September 30, 2005	September 30, 2005
Revenues	$7,288,000	$3,275,916

Net loss	$(2,794,000)	$(1,702,929)

Net loss per share	$(0.20)	$(0.12)

Weighted average number of shares outstanding	13,679,243	13,679,243

	Pro Forma	As Reported
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Revenues	$8,914,000	$8,188,335

Net loss	$(1,514,000)	$(1,051,031)

Net loss per share	$(0.11)	$(0.08)

Weighted average number of shares outstanding	13,863,334	13,863,334

	Pro Forma	As Reported
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Revenues	$28,534,000	$22,566,445

Net loss	$(4,376,000)	$(3,161,118)

Net loss per share	$(0.32)	$(0.23)

Weighted average number of shares outstanding	13,863,334	13,863,334

5. Investments in Unconsolidated Real Estate Entities
On September 28, 2006, the Company and a joint venture partner together acquired a five-story, 148,330 square foot, office building (“Georgetown Plaza”) located in Washington, D.C. for $23,000,000 before transaction costs, including the assumption of a $15,818,000 mortgage loan, bearing interest at a fixed rate of 5.78% and maturing in June 2013. The property is subject to a ground lease that expires in September 2105. The Company contributed $5,666,667 to the venture in return for a 40% interest in the property and related debt. The Company’s interests in unconsolidated real estate entities are summarized in the following table.

		Square	Percent
Property	Location	Feet	Owned
1575 Eye Street	Washington, D.C.	210,372	9.18%
Atrium	Alexandria, Va.	138,507	37.00%
Barlow Building	Chevy Chase, Md.	270,490	40.00%
Independence Center — I	Chantilly, Va.	275,002	14.74%
Independence Center — II	Chantilly, Va.	— (1)	8.10%
Georgetown Plaza	Washington, D.C.	148,330	40.00%
King Street	Alexandria, Va.	149,080	50.00%
Madison Place	Alexandria, Va.	107,960	50.00%
Suffolk Building	Falls Church, Va.	257,425	36.50%
Victory Point	Chantilly, Va.	147,743	10.00%

(1)	A 115,368 square foot office building is currently under construction.

The combined condensed balance sheets of the unconsolidated real estate entities as of September 30, 2006 and December 31, 2005 are as follows.

	2006	2005
Assets
Investments in real estate	$333,278,712	$306,193,345
Receivables and deferred rents	9,720,675	9,458,009
Other assets	59,290,542	51,513,600

Total assets	$402,289,929	$367,164,954

Liabilities and Equity
Mortgage loans	$282,538,327	$255,897,580
Other liabilities	17,352,290	16,515,825
Equity — Columbia Equity Trust, Inc.	38,576,955	35,176,959
Equity — Other owners	63,822,357	59,574,590

Total liabilities and equity	$402,289,929	$367,164,954

The following table reconciles the total of the investment in unconsolidated real estate entities to the equity in the underlying real estate entities as of September 30, 2006 and December 31, 2005.

	2006	2005
Equity in underlying real estate entities, above	$38,576,955	$35,176,959

Excess of purchase price over underlying assets acquired by Columbia Equity Trust, Inc.	7,314,565	7,314,565

Additional investment by Columbia Equity Trust, Inc.	12,283	12,283

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(489,511)	(195,804)

Elimination of intercompany transactions	(215,578)	—

Investments in unconsolidated real estate entities	$45,198,714	$42,308,003

The combined condensed statements of operations for the unconsolidated real estate entities for the three months and nine months ended September 30, 2006 and for the periods July 5, 2005 to September 30, 2005 and January 1, 2005 to July 4, 2005 are as follows.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Revenues	$11,677,529	$34,895,414

Operating and other expenses	4,369,538	12,791,324
Depreciation	4,063,929	11,870,312
Interest expense	3,710,887	10,397,199

Total expenses	12,144,354	35,058,835

Net loss	$(466,825)	$(163,421)

Company share of net loss	$(42,806)	$(30,449)

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(97,902)	(293,706)

Elimination of intercompany revenues and expenses	42,393	127,939

Equity in net loss of unconsolidated real estate entities	$(98,315)	$(196,216)

	For the Period	For the Period
	July 5, 2005 to	January 1, 2005 to
	September 30, 2005	July 4, 2005
Revenues	$10,704,127	$19,628,722

Operating and other expenses	5,668,666	7,803,566
Depreciation	2,039,355	6,666,025
Interest expense	3,515,052	6,444,013

Total expenses	11,223,073	20,913,604

Net loss	$(518,946)	$(1,284,882)

Company and Columbia Predecessor share of net loss, respectively	$(6,625)	$(139,460)

Less additional depreciation and amortization of underlying assets of unconsolidated real estate entities	(98,301)	—

Equity in net income of real estate entities not contributed by Columbia Predecessor at the Initial Public Offering	—	2,421,101

Elimination of intercompany revenues and expenses	36,257	—

Equity in net (loss) income of unconsolidated real estate entities	$(68,669)	$2,281,641

6. Intangible Assets
The following tables summarize the intangible in-place lease assets and liabilities for acquired leases as of September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
Intangible Assets

Above market leases	$5,774,632	$3,892,695
Accumulated amortization	(967,589)	(282,242)

	$4,807,043	$3,610,453

In-Place leases	$23,498,518	$16,980,485
Accumulated amortization	(4,094,847)	(1,167,387)

	$19,403,671	$15,813,098

Tenant relationships	$9,452,797	$6,891,313
Accumulated amortization	(1,720,472)	(503,719)

	$7,732,325	$6,387,594

Deferred Credits

Below market leases	$2,852,837	$1,710,959
Accumulated amortization	(516,262)	(117,147)

	$2,336,575	$1,593,812

The amortization of acquired above and below market in-place leases, included as a net decrease in rental revenues, totaled $106,896 , $286,234 and $34,260 for the three months and nine months ended September 30, 2006 and for the period July 5, 2005 to September 30, 2005, respectively.
The amortization of acquired in-place leases and tenant relationships, included in depreciation and amortization expense, totaled $1,437,717, $4,144,201 and $651,389 for the three months and nine months ended September 30, 2006 and for the period July 5, 2005 to September 30, 2005, respectively.

7. Debt Agreements
As of September 30, 2006, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	6.44%	11/28/2007	$30,900,000	$—	$30,900,000

1025 Vermont	5.11%	1/1/2010	22,500,000	—	22,500,000

Chubb	6.11%	7/1/2011	8,100,000	—	8,100,000

Orchard Ridge	6.06%	5/1/2014	15,500,000	(333,386)	15,166,614

Meadows IV	4.95%	11/1/2011	19,000,000	—	19,000,000

Park Plaza II	5.53%	2/1/2016	24,290,000	—	24,290,000

Patrick Henry	5.02%	4/1/2009	8,347,788	(66,469)	8,281,319

			$128,637,788	$(399,855)	$128,237,933

As of December 31, 2005, the Company had the following debt outstanding.

				Fair
Type/			Note	Value
Issuer	Rate	Maturity	Principal	Adjustment	Total
Credit Facility	5.55%	11/28/2007	$22,000,000	$—	$22,000,000

Meadows IV	4.95%	11/1/2011	19,000,000	—	19,000,000

Patrick Henry	5.02%	4/1/2009	8,445,643	(86,645)	8,358,998

			$49,445,643	$(86,645)	$49,358,998

On November 28, 2005, the Company entered into a $75,000,000 secured revolving credit facility (the “Credit Facility”) that bears interest at the London Interbank Offered Rate (“LIBOR”) plus 110 to 135 basis points. The exact rate of interest payable varies based on the ratio of total indebtedness to total asset value as measured on a quarterly basis. At September 30, 2006, the interest rate was 6.44%. The Credit Facility has a two year term with a one year extension option. Availability under the Credit Facility is based on the value of assets pledged as collateral. Through December 31, 2005, the Fair Oaks, Greenbriar, Loudoun Gateway IV and Sherwood Plaza properties with a total carrying value of $63,106,953 had been pledged as security for borrowings under the Credit Facility. In April 2006, the Oakton property, with a carrying value of $14,075,434 was also pledged to support the Credit Facility. The 1025 Vermont, Chubb, Orchard Ridge, Meadows IV, Park Plaza II and Patrick Henry properties are pledged to secure the respective mortgages listed above.

The Credit Facility contains certain restrictions and covenants, which, among other things, limit the payment of dividends and distributions. Except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company may not pay any dividends or make any distributions during any four consecutive quarters that, in the aggregate, exceed 95% of funds from operations, as defined in the Credit Facility. The Credit Facility also requires compliance with various financial ratios relating to minimum amounts of net worth, fixed charge coverage, cash flow coverage and maximum amount of indebtedness and places certain limitations on investments. Management believes that the Company was in compliance with all such restrictions and covenants as of September 30, 2006.
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
On September 8, 2006, in connection with the acquisition of the Orchard Ridge property, the Company assumed a mortgage debt of $15,500,000. The mortgage loan bears interest at a fixed rate of 6.06% and matures in May 2014 and is secured by the Company’s interest in the property.
Debt maturities as of September 30, 2006 are as follows.

2006	$33,837
2007	31,038,553
2008	144,590
2009	8,176,056
2010	22,683,855
2011	27,292,950
Thereafter	39,267,947

$128,637,788

8. Income and Other Taxes
As discussed in Note 2, the Company elected to be taxed as a REIT. As a result, the Company is not subject to Federal income taxes on income it distributes to stockholders. The Company is subject to Federal and state income taxes and local franchise tax on taxable income of its TRS and for Federal excise tax on any taxable REIT income in excess of 85% of dividends paid. Columbia Predecessor was taxed as a Subchapter S corporation and was not subject to Federal or state income tax, but was subject to a local District of Columbia franchise tax. The Company’s tax provision for the three months and nine months ended September 30, 2006 and for the period July 5, 2005 to September 30, 2005 was $34,823, $76,323 and $0, respectively, primarily for District of Columbia franchise tax on the REIT and the TRS. Columbia Predecessor’s tax provision for the period January 1, 2005 to July 4, 2005 was $231,884, primarily for District of Columbia franchise tax. There are no significant differences between the financial reporting and tax bases of assets and liabilities.
9. Equity Compensation Plan
The Company accounts for compensation expense related to grants of stock options and other share based incentive awards in accordance with SFAS No. 123(R), “Share-Based Payment”. On July 5, 2005, the Company awarded LTIP Units to directors, consultants and employees, as set forth below. Once the LTIP Units achieve full parity with the OP Units with respect to liquidating distributions and are fully vested, LTIP Units may be converted into OP Units which may be redeemed by the Company for cash or, at the Company’s option, exchanged for shares of the Company’s common stock. It is the Company’s intention that only Company stock be exchanged for OP Units that are being redeemed. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant has been recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. The aggregate value of the LTIP Units has not been reflected as unearned compensation within stockholders’ equity because the LTIP Units relate only to the Operating Partnership and, consequently, have been reflected as Minority Interest in the Company’s consolidated balance sheets. As of September 30, 2006, $2,868,750 of the fair value of the LTIP Units granted to employees of the Company remains to be recognized as expense.

			Minority Interest and	Minority Interest and	Minority Interest and
	As of		Compensation Expense	Compensation Expense	Compensation Expense
	September 30, 2006		Recognized for the	Recognized for the	Recognized for the
Recipient	LTIP Units	LTIP Units	Three Months Ended	Nine Months Ended	Period July 5, 2005 to
Class	Granted	Vested	September 30, 2006	September 30, 2006	September 30, 2005
Directors	20,000	20,000	$—	$—	$300,000

Consultants	15,000	15,000	—	—	225,000

Employees	255,000	51,000	191,250	573,750	191,250

	290,000	86,000	$191,250	$573,750	$716,250

10. Minimum Future Rentals
The Company leases office space to tenants under various noncancelable operating leases. Leases on space in the office buildings provide for future minimum rentals plus provisions for escalations in the event of increased operating costs and real estate taxes (additional recovery revenue).
Minimum future rentals on noncancelable operating leases with original maturities which extend for more than one year as of September 30, 2006 are as follows.

Year Ending
December 31,
2006 (three months)	$6,978,447
2007	28,052,908
2008	26,803,240
2009	24,359,814
2010	19,691,775
2011	16,292,126
Thereafter	28,616,989

$150,795,299

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

	For the Three	For the Nine	For the Period	For the Period
	Months Ended	Months Ended	July 5, 2005 to	January 1, 2005 to
Service	September 30, 2006	September 30, 2006	September 30, 2005	July 4, 2005
Revenues
Asset management	$161,808	$497,602	$239,376	$701,194
Construction management	166,766	310,800	—	737,162
Transaction advisory	138,000	138,000	—	—
Rental revenues	44,353	132,812	—	—
Leasing revenues	197,099	385,591	—	—

Expenses
Office space	61,628	187,979	36,161	89,391
Administrative services	13,395	46,186	15,000	45,129

	As of	As of
	September 30,	December 31,
	2006	2005
Receivables
Asset management	$99,381	$166,850
Construction management	140,458	40,242
Rental revenues	9,453	13,999
Transactions Reflected in the Unconsolidated Real Estate Entities
On December 23, 2005, a property, in which the Company holds a 10% interest, leased to Alliance Bankshares Corporation 25,645 square feet of office space with a 127 month lease term beginning in July 2006. On a straight line basis, rent for the space will be $734,570 per year over the term of the lease. The Company recognized revenue of $191,345 and $280,422 in the three months and nine months ended September 2006, respectively, from this lease.
Affiliates of Clark Enterprises, Inc. (“Clark”), a company for which another director of the Company serves as Senior Vice President and General Counsel, remain as co-investors in two of the Company’s unconsolidated real estate entities from which Clark received distributions of $85,305, $242,220, $94,019 and $115,079 in the three months and nine months ended September 30, 2006 and for the periods July 5, 2005 to September 30, 2005 and January 1, 2005 to July 4, 2005, respectively. Clark also provides construction services to two of the Company’s other unconsolidated real estate entities for which Clark was paid $1,148,431, $8,530,477, $1,339,229 and $1,339,229 in the three months and nine months ended September 30, 2006 and for the periods July 5, 2005 to September 30, 2005 and January 1, 2005 to July 4, 2005, respectively.
The Company leases 21,798 square feet of office space at one of its joint venture properties to a company controlled by the father of the Company’s Chief Executive Officer. The lease commenced on August 1, 2004 and expires July 31, 2014. The property recorded revenues of $188,196, $565,032, $186,479 and $558,884 in the three months and nine months ended September 30, 2006 and for the periods July 5, 2005 to September 30, 2005 and January 1, 2005 to July 4, 2005, respectively, from this lease.

The joint venture entities that own the King Street and 1575 Eye Street properties have purchased services from affiliates of CarrAmerica Realty Corporation, a company whose former Chief Executive Officer is a sibling of the Company’s Chief Executive Officer. CarrAmerica provided construction management and leasing services to King Street and provided property management and leasing services to 1575 Eye Street. CarrAmerica also provided construction management to the joint ventures that own the Madison Place, Victory Point and Independence Center I properties and serves as co-developer of the Independence Center II property.
For these services, the joint venture properties paid CarrAmerica $52,504, $412,336, $198,546 and $475,516 in the three months and nine months ended September 30, 2006 and for the periods July 5, 2005 to September 30, 2005 and January 1, 2005 to July 4, 2005, respectively.
12. Commitments
During the third quarter of 2005 the Independence Center I joint venture, in which the Company owns a 14.74% interest, commenced development of Independence Center II (“Center II”) which will be a 115,368 net rentable square foot office building located in Chantilly, Virginia. The total cost of the development is expected to be approximately $24,500,000, including land costs and estimated tenant improvements. Effective October 1, 2005, the Company contributed an 8.1% interest in the excess land of Independence Center I to a new joint venture that will own and develop Center II. In October 2005, Center II closed on a $15,700,000 construction loan maturing on September 10, 2009 and bearing interest at a fixed rate of 6.02%. The Company has provided a limited guarantee of the outstanding loan balance. As of September 30, 2006, the Company has guaranteed up to $737,000 of the loan. The amount guaranteed will be reduced or terminated based on the project achieving certain leasing and cash flow performance targets. In addition to the loan guarantee, the Company has also provided a completion guarantee for the project. The completion guarantee is limited to the Company’s percentage ownership in the project. As of September 30, 2006, approximately $16,195,000 or 66.1%, of the total anticipated project costs had been incurred.
On July 27, 2006, the Company entered into separate definitive agreements to acquire four, two-story, multi-tenant office buildings located in Stafford, Virginia containing an aggregate of approximately 149,200 square feet (the “Stafford Portfolio”) for a combined purchase price of $30,200,000.
As part of the acquisition of the Stafford Portfolio, the Company will also receive options to acquire three additional office properties which are currently in various stages of development. The Company may exercise its purchase options for a period of three years from the effective date of the particular option agreement, subject to certain terms and conditions.
The Stafford Portfolio is being acquired subject to existing mortgage loans on each of the properties with a combined principal balance outstanding of approximately $17,200,000. The Company expects to fund the transaction with proceeds from its Credit Facility and either the assumption of the existing mortgage financing or with new mortgage financing. The sale and closing of any of the four properties is conditioned upon the Company concurrently acquiring all four properties. The purchase of the Stafford Portfolio is subject to customary closing conditions, including the assumption of the existing mortgages and the satisfactory completion of a due diligence review during the inspection period.
As of September 30, 2006, the Company was committed to paying approximately $1,300,000 in the aggregate for tenant improvements and leasing commissions at certain of its wholly owned properties.
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
13. Subsequent Events
On November 3, 2006, the Company entered into an agreement to sell its Greenbriar property for $21,400,000. The Company’s investment in the property as of September 30, 2006 was $15,833,000. The sale is subject to the usual and customary closing conditions.
On November 5, 2006, the Company and a subsidiary of JPMorgan Asset Management’s Special Situation Property Fund (“Acquiror”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) whereby Acquiror will acquire the Company in an all cash merger (the “Company Merger”). Under the terms of the Merger Agreement, Acquiror will acquire all of the outstanding common stock of the Company for $19.00 per share in cash and assume all outstanding debt. Pursuant to the Merger Agreement, the Company will be merged with and into a subsidiary of Acquiror, with the subsidiary being the surviving entity, and simultaneous to the Company Merger, the Operating Partnership will be merged with and into another subsidiary of Acquiror, with the Operating Partnership surviving the merger (the “OP Merger and together with the Company Merger, the “Merger”). In connection with the OP Merger, holders of OP Units and LTIP Units in the Operating Partnership will have the option of receiving (i) $19.00 per unit in cash, (ii) common equity membership interest in Acquiror, (iii) preferred equity membership interest in Acquiror, or (iv) a combination of (i) through (iii) above.
The completion of the Mergers is currently expected to occur in the first quarter of 2007 and is subject to various closing conditions, including, among other things, the requisite approval of the Company Merger by the Company’s stockholders, the consummation of the Partnership Merger, the absence of a material adverse effect, as defined, delivery of a tax opinion relating to the Company’s REIT tax status, the continued effectiveness of the employment agreements between Acquiror and certain of the Company’s senior officers and the continued accuracy at closing of the representations and warranties made in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, the Company will be required to pay Acquiror a termination fee of $4 million and out-of-pocket expenses, not to exceed $750,000. If Acquiror terminates the Merger Agreement due to the Company’s breach of the representations, warranties, covenants and agreements contained in the Merger Agreement, the Company would be required to pay Acquiror’s out-of-pocket expenses, not to exceed $750,000. Subsequent to September 30, 2006, the Company has incurred fees and expenses of approximately $1,300,000 related to the Merger which, if the Merger were to be terminated, would be recognized as an expense.

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
Columbia Predecessor is not a legal entity but rather a combination of real estate entities and asset management operations under common ownership and management as described further below. References to ‘‘we’’, ‘‘us’’, and ‘‘our’’ refer to Columbia Equity Trust, Inc. and its consolidated subsidiaries or Columbia Predecessor, as applicable.
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
Recent Developments
On November 5, 2006, our company and Columbia, LP, our Operating Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SSPF/CET Operating Company LLC, a Delaware limited liability company (“Acquiror”), SSPF/CET OP Holding Company LLC, a Delaware limited liability company and wholly-owned subsidiary of Acquiror (“Merger Sub”), and SSPF/CET OP Holding Company Subsidiary L.P., a Virginia limited partnership whose general partner is Merger Sub (“OP Merger Sub” and together with Acquiror and Merger Sub, the “Buyer Parties”). Acquiror, Merger Sub and OP Merger Sub are affiliates of JPMorgan Asset Management’s Special Situation Property Fund (“SSPF”).
Pursuant to the Merger Agreement, at closing (i) we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Company Merger”), and (ii) OP Merger Sub will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership (the “OP Merger” and, together with the Company Merger, the “Mergers”). Under the terms of the Merger Agreement, at the effective time of the Mergers (the “Effective Time”):
•	each share of our common stock, issued and outstanding immediately prior to the Effective Time (other than shares owned by us and Acquiror and their respective subsidiaries), will be converted into, and cancelled in exchange for, the right to receive a cash amount equal to $19.00 per share, without interest;

•	each unit of limited partnership interest in the Operating Partnership issued and outstanding immediately prior to the Effective Time (other than those held by us or our subsidiaries) and including LTIP Units in the Operating Partnership (“LTIP Units” and together with the units of limited partnership interest in the Operating Partnership, the “OP Units”) will be converted into the right to receive, at the election of the holder, (a) cash in an amount equal to $19.00 per OP Unit or LTIP Unit, (b) one unit of common equity membership interest in Acquiror (“Common Units”), (c) one unit of preferred equity membership interest in Acquiror or (d) a combination of any of (a) through (c); provided, however, that only those holders of OP Units or LTIP Units that qualify as “accredited investors” pursuant to Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, will be eligible to receive units of preferred or common equity membership interest in Acquiror.
We, the Operating Partnership and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, Columbia’s covenant not to solicit acquisition proposals or to permit any of its subsidiaries or affiliates to do so, or to participate in discussions relating to an acquisition proposal or furnish non-public information relating to an acquisition proposal, subject to certain exceptions that permit our Board of Directors to comply with its duties under Maryland law. The Merger Agreement provides that we are permitted to pay regular quarterly dividends prior to the Effective Time and a special pre-closing dividend that will represent the pro rata portion of a regular quarterly dividend for any partial quarter from the most recent dividend record date to the Effective Time. The obligations of Acquiror, Merger Sub and OP Merger Sub under the Merger Agreement have been guaranteed by SSPF.

The Mergers are subject to various closing conditions, including, among other things, the requisite approval of the Company Merger by the affirmative vote of holders of a majority of the outstanding shares of our common stock at the record date, the consummation of the Partnership Merger, the absence of a material adverse effect on our company, delivery of a tax opinion relating to our REIT tax status, the continued effectiveness of the employment agreements between Acquiror and each of Oliver T. Carr, III and John A. Schissel and the continued accuracy at closing of the representations and warranties made by us in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, we will be required to pay Acquiror a termination fee of $4 million and out-of-pocket expenses incurred by Acquiror in connection with the transactions contemplated by the Merger Agreement in an amount not to exceed $750,000. If Acquiror terminates the Merger Agreement due to our breach of the representations, warranties, covenants and agreements contained in the Merger Agreement, we must pay Acquiror’s out-of-pocket expenses incurred in connection with the Merger Agreement not to exceed $750,000.
The Merger Agreement and related transactions were approved by the full Board of Directors of our company and a committee of independent directors.
Overview
We are a self-advised and self-managed real estate company. We primarily focus on the acquisition, development, renovation, repositioning, ownership, management and operation of commercial office properties located predominantly in the Greater Washington, D.C. area, which we define as the District of Columbia, northern Virginia and suburban Maryland.
Columbia Equity Trust, Inc. commenced operations on July 5, 2005. During the periods presented prior to the completion of its initial public offering (the “IPO”) on July 5, 2005 in the accompanying combined financial statements, Columbia Predecessor was the limited partner and/or general partner or managing member of the real estate entities that directly or indirectly owned certain of our initial properties. The ultimate owners of Columbia Predecessor are Carr Capital Corporation (“Carr Capital”) and its wholly-owned subsidiary, Carr Capital Real Estate Investments, LLC (‘‘CCREI’’ and together with Carr Capital, ‘‘CCC’’), The Oliver Carr Company and Carr Holdings, LLC, all of which are controlled by Oliver T. Carr, Jr. and Oliver T. Carr, III, acting as a common control group.
As of September 30, 2006, we:
•	owned interests in 21 commercial office properties consisting of approximately 2.9 million square feet, including:
-	100% fee simple ownership in eleven properties totaling approximately 1.1 million square feet of net rentable area;

-	a 100% leasehold interest in an approximately 126,000 square foot office building in North Rockville, Maryland (the property is subject to a ground lease with a remaining term, including extension options, of approximately 70 years);

-	partial interests ranging from 9% to 50% in eight office properties totaling approximately 1.7 million square feet of net rentable area;

-	a 40% leasehold interest in an approximately 148,000 square foot office building in Washington, D.C. (the property is subject to a ground lease with a remaining term of approximately 99 years); and
•	maintained an 8.1% joint venture interest in a development adjacent to our Independence Center I property that will be comprised of an approximately 115,000 square foot office building.

•	provided asset management services to related parties for three office buildings containing approximately 690,000 net rentable square feet and two hotel properties containing approximately 610 rooms.

Acquisitions Completed in 2006
During the first nine months of 2006, we completed the following significant transactions:
•	On January 12, 2006, we completed the acquisition of 1025 Vermont Avenue in Washington, D.C. for a purchase price of approximately $34.1 million, net of transaction costs. The transaction was funded with borrowings under our credit facility and the assumption of a $19.0 million mortgage loan which bears interest at 4.91% and matures in January 2010. Subsequent to the closing of the acquisition, the lender for the mortgage loan advanced an additional $3.5 million in loan proceeds resulting in an outstanding balance of $22.5 million. Concurrent with the increase in loan proceeds, the interest rate was re-set to a fixed rate of 5.11%. The additional loan proceeds were used to repay amounts outstanding under our credit facility. The property contains approximately 115,000 net rentable square feet of space and was 97% leased to 27 tenants at the time of acquisition.

•	On May 23, 2006, we completed the acquisition of 1741 Business Center Drive in Reston, Virginia (the Chubb Building, as defined in Note 4 to the financial statements) for a purchase price of approximately $11.5 million, net of transaction costs. The purchase price excludes approximately $950,000 of costs associated with the defeasance of existing property level financing at the time of closing. The transaction was initially funded with borrowings under our credit facility. Subsequently, on July 5, 2006, we completed an $8.1 million, five-year debt financing that matures in August 2011 and is secured by a mortgage deed of trust on the property. The financing requires monthly payments of interest-only at a fixed interest rate of 6.11%. The property contains approximately 41,400 net rentable square feet of space and was 100% leased to a single tenant at the time of acquisition.

•	On September 8, 2006, we completed the acquisition of 101 Orchard Ridge Drive in Gaithersburg, Maryland (“101 Orchard Ridge”) for a purchase price of approximately $26.7 million, net of transaction costs. The transaction was funded with borrowings under our credit facility and the assumption of a $15.5 million mortgage loan which bears interest at 6.06% and matures in May 2014. The property contains approximately 102,000 net rentable square feet of space and was 100% leased to six tenants at the time of acquisition.

•	On September 28, 2006, a joint venture in which we maintain a 40% interest, acquired a leasehold interest in 2233 Wisconsin Avenue in Washington, D.C. (“Georgetown Plaza”) for a purchase price of $23.0 million, net of transaction costs. The ownership of Georgetown Plaza is currently subject to a ground lease which expires in September 2105. Our portion of the investment was funded with borrowings under our credit facility. In conjunction with the transaction, the joint venture assumed an approximately $15.8 million mortgage loan which bears interest at 5.78% and matures in June 2013. Our institutional partner in the joint venture is Aetna Life Insurance Company. The property contains approximately 148,000 net rentable square feet of space and was 67% leased at the time of acquisition. The joint venture intends to make approximately $2 million in targeted capital upgrades to re-position the asset within the sub-market.
Properties Under Contract
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
Other Transactions and Developments
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
In April 2006, with the approval of the property’s majority owner, we initiated a search for a buyer for the property owned by our Victory Point joint venture. In June 2006, we entered into contract negotiations with a potential acquirer. During these negotiations, the potential acquirer asked for a discount to the price it had proposed to acquire the asset. We, along with the majority partner, made the decision to terminate sale discussions and refocus our efforts on the lease-up of the asset.
On May 22, 2006, we entered into a 99 year ground lease (the “Duke Street Ground Lease”) with Duke 8401 L.P. (the “Landowner”), for the purpose of developing and owning a class “A” commercial office building which we expect will include approximately 110,000 square feet of rentable area together with an underground parking facility. The project is located in Alexandria, Virginia. The term of the ground lease together with initial rent payments will commence upon our receipt of a building permit from the City of Alexandria which is anticipated in approximately 12 to 18 months and is conditioned upon receipt of all necessary zoning and planning approvals. Upon receipt of the requisite approvals, the construction period is estimated at an additional 12 to 14 months. The site includes approximately 0.84 acres of land and is located in a commercial corridor approximately two blocks from the King Street metro station and is located directly across Duke Street from the United States Patent and Trade Office.
Initial payments under the ground lease are based on the level of leasing at the project. The annual payment will increase to $303,100 upon achievement of certain leasing milestones. The payment increases by 2% per annum during the term of the ground lease subject to a revaluation of the land and resulting ground rent recalculation every 10 years from the commencement of payments. Prior to the commencement of ground rent payments, the ground lease may be terminated by us based on market conditions and the timing and results of the government approval process.
While preliminary, we anticipate that total development costs will be approximately $30 million to $35 million. We expect to fund the development costs with proceeds from our credit facility or with new construction financing. In addition, we are considering financing a portion of the project costs by creating an equity joint venture.
On November 3, 2006, the Company entered into an agreement to sell its Greenbriar property for $21,400,000. The Company’s investment in the property as of September 30, 2006 was $15,833,000. The sale is subject to usual and customary closing conditions.
Our Business Strategy
     Our goal is to generate attractive, risk-adjusted investment returns for our stockholders through:
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
During the third quarter of 2006, economic and real estate fundamentals in the Greater Washington, D.C. area remained solid and were characterized by steady job growth, positive absorption of space and increasing rental rates. According to the CoStar Group, as of September 30, 2006:
•	Market-wide office vacancy levels remained low increasing slightly to 9.3% at September 30, 2006. This compares to vacancy rates of 9.2% at June 30, 2006; 9.0% at March 31, 2006; 9.2% at December 31, 2005; and 9.7% at September 30, 2005.

•	Vacancy levels by region at September 30, 2006 stood at 7.4% for the District of Columbia; 9.8% for suburban Maryland; and 10.5% for northern Virginia.

•	The average quoted asking rental rate for all classes of available office space was $32.14 at September 30, 2006, representing a 5.7% increase in quoted rental rates from $30.42 at September 30, 2005.

•	There was approximately 15.4 million square feet of office space under construction at September 30, 2006, represented by 5.4 million square feet in the District of Columbia, 7.4 million square feet in northern Virginia and 2.6 million square feet in suburban Maryland. This compares to a total of 15.4 million square feet of office space under construction at September 30, 2005.

Sales activity of office buildings in the Greater Washington, D.C. area slowed during the six months ended June 30, 2006, the most recent time period for which this information is available, with total volume amounting to approximately $4.0 billion compared to $5.0 billion during the six months ended June 30, 2005. Sales activity in 2005 was positively influenced by several large portfolio transactions.
The unemployment rate for the Greater Washington, D.C. area as of September 30, 2006 was 3.0%, one of the lowest in the United States among major metropolitan areas. Job growth also remained among the highest within major metropolitan areas posting an increase of approximately 72,200 in non-farm payrolls for the twelve months ended September 30, 2006.
According to CoStar Group, net absorption, defined as the net change in occupied office space during a specific measurement of time, was a positive 1.8 million square feet for the Greater Washington, D.C. area during the quarter ending September 30, 2006. This compares to a positive 2.1 million of net absorption for the quarter ending June 30, 2006; 2.1 million of net absorption during the quarter ending March 31, 2006; and a positive 2.8 million in the quarter ending December 31, 2005.
While net absorption of space remains positive, certain sub-markets have experienced a more challenging leasing environment. This would include the northern Virginia sub-market known as Westfields where we maintain 100% ownership interests in two properties (Meadows IV and 14700 Lee Road). Each of these assets was 100% leased as of September 30, 2006. We also maintain joint venture interests in three properties in the Westfields sub-market. We maintain a 14.7% interest in Independence Center I which was 100% leased as of September 30, 2006 and a 10% ownership interest in the Victory Point property which was 17% leased as of September 30, 2006. We also have an 8.1% joint venture interest in Independence Center II ,which is currently in development and will consist of a 115,000 square foot office building that will be adjacent to our Independence Center I property. The construction of the building was close to completion in September of 2006. The building has not been pre-leased to any tenants as of September 30, 2006. While leasing activity during the first six months of 2006 in Westfields was slower than prior periods in 2004 and 2005, we have recently seen an increase in prospective tenant interest. There can be no assurances, however, that such interest will result in executed leases at our properties.
With respect to the overall leasing environment, the tightening of office space markets through a trend of declining vacancy rates has provided landlords the ability to increase rental rates in many sub-markets throughout the region. Costs for tenant improvements remain high, however, reflective of a multi-year trend of rising construction costs.
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

The following table sets forth information related to the properties we owned or in which we had an ownership interest at September 30, 2006:

									Our Pro
									Rata Share
									of Total
									Annualized
				Year			Occupancy		Rent as a %
				Acquired		Net Rentable	at	Total	of our Total
	Ownership			by Columbia	Year Built/	Area	September 30,	Annualized	Annualized
Property	Interest	Tenancy	Market	or Predecessor	Renovated	(Square Feet)	2006	Rent (1)	Rent (2)
101 Orchard Ridge	100%	Multi-Tenant	Suburban Maryland	2006	1986	102,396	100%	$2,783,136	6.6%
1025 Vermont Avenue	100%	Multi-Tenant	Washington, D.C.	2006	1964 - 2003	114,636	97%	3,691,368	8.8%
1741 Business Cntr. Dr.	100%	Single Tenant	Northern Virginia	2006	2000	41,358	100%	957,204	2.3%
14700 Lee Road	100%	Single Tenant	Northern Virginia	2005	2000	84,652	100%	2,126,280	5.1%
Fair Oaks	100%	Multi-Tenant	Northern Virginia	2001	1985	126,949	91%	2,443,608	5.8%
Greenbriar	100%	Multi-Tenant	Northern Virginia	2001	1985 - 1998	111,721	88%	2,177,928	5.2%
Loudoun Gateway IV	100%	Single Tenant	Northern Virginia	2005	2002	102,987	100%	1,563,096	3.7%
Meadows IV	100%	Multi-Tenant	Northern Virginia	2004	1988 - 1997	148,160	100%	3,315,216	7.9%
Oakton	100%	Multi-Tenant	Northern Virginia	2005	1985	64,648	100%	1,710,924	4.1%
Park Plaza II (3)	100%	Multi-Tenant	Suburban Maryland	2005	2001	126,228	100%	3,869,400	9.2%
Patrick Henry	100%	Multi-Tenant	Newport News, VA	2005	1989	98,883	94%	1,816,236	4.3%
Sherwood Plaza	100%	Multi-Tenant	Northern Virginia	2000	1984	92,960	100%	2,029,920	4.8%
King Street	50%	Multi-Tenant	Northern Virginia	1999	1984 - 2004	149,080	85%	3,858,384	4.6%
Madison Place	50%	Multi-Tenant	Northern Virginia	2003	1989	108,252	83%	2,493,540	3.0%
Barlow Building	40%	Multi-Tenant	Suburban Maryland	2005	1966 - 2001	270,562	95%	9,143,616	8.7%
Georgetown Plaza (4)	40%	Multi-Tenant	Washington, D.C.	2006	1964-2001	148,330	69%	2,642,808	2.5%
Atrium Building	37%	Multi-Tenant	Northern Virginia	2004	1978 - 1999	138,507	100%	3,873,060	3.4%
Suffolk Building	37%	Single Tenant	Northern Virginia	2005	1964 - 2003	257,425	100%	6,475,704	5.6%
Independence Center I	15%	Multi-Tenant	Northern Virginia	2002	1999	275,002	92%	6,180,108	2.2%
1575 Eye Street	9%	Multi-Tenant	Washington, D.C.	2002	1979	210,372	98%	7,904,892	0.2%
Victory Point	10%	Multi-Tenant	Northern Virginia	2005	1989 - 2005	147,966	17%	673,176	1.7%

Total / Weighted Average (5)						2,921,074	91%	$71,729,604	100%

(1)	Annualized rent is calculated by multiplying by a factor of twelve the actual contractual monthly base rent at September 30, 2006 for each tenant. Total annualized rent includes our joint venture partners’ pro rata share of contractual base rent.

(2)	Represents the percentage of our pro rata share of annualized rent (which is based upon our percentage ownership interest in each property) divided by our total pro rata share of annualized rent of our portfolio.

(3)	The property is subject to a ground lease with a remaining term, including extension options, of approximately 70 years.

(4)	The property is subject to a ground lease with a remaining term, including extension options, of approximately 99 years.

(5)	Information set forth in this table excludes our 8.1% ownership interest in the joint venture that owns the Independence Center II development property.

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
Investments in Unconsolidated Real Estate Entities
For investments in real estate entities that we will not wholly own, we determine whether our investment is a variable interest in a variable interest entity as defined in FASB Interpretation (‘‘FIN’’) No. 46(R), ‘‘Consolidation of Variable Interest Entities.’’ If the underlying entity is a variable interest entity, or VIE, as defined under FIN 46(R), the venture partner that absorbs a majority of the expected losses, expected gains, or both, of the VIE is deemed to be the primary beneficiary and must consolidate the VIE. If the entity is not a VIE, the entity is evaluated for consolidation based on controlling interests. If we have the ability to control operations and where no approval, veto or other important rights have been granted to other holders, the entity would be consolidated. We are not the primary beneficiary of any VIEs nor do we have controlling interests in any joint ventures. Therefore, we account for joint ventures under the equity method of accounting. Under the equity method, the investments are recorded initially at our cost and subsequently adjusted for our net equity in income and cash contributions and distributions.
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

Results of Operations
The following is a comparison, for the three and nine months ended September 30, 2006 and 2005 of the consolidated operating results of Columbia Equity Trust, Inc. and the operating results of Columbia Predecessor, our predecessor. The results of operations set forth in the following discussion for the nine months ended September 30, 2005 contain the results of operations of our company from July 5, 2005 to September 30, 2005 and the results of operations of Columbia Predecessor from January 1, 2005 to July 4, 2005 which represents the period prior to the completion of our IPO and various formation transactions. Due to the timing of the IPO and the formation transactions, we do not believe that the results of operations discussed below are necessarily indicative of our future operating results.
Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
Total Revenues
Revenue is summarized as follows:

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Revenues
Base rents	$6,776,344	$2,870,411	$—	$3,905,933	136%
Recoveries from tenants	521,211	143,404	—	377,807	263%
Fee income, primarily from related parties	663,673	239,376	—	424,297	177%
Parking and other income	227,107	22,725	—	204,382	899%

Total revenues	$8,188,335	$3,275,916	$	$4,912,419	150%

Base Rents
Base rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and above and below market rental revenue from our wholly owned properties. Base rental revenues increased by $3.9 million, or 136%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in revenues was primarily a result of: (1) the benefit of a full quarter’s base rents from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and contributed an incremental $1.3 million of base rents in the third quarter of 2006; (2) the inclusion of rental revenues from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 and which collectively contributed an incremental $2.3 million of base rents in the third quarter of 2006; and (3) approximately $192,000 of incremental revenue growth from our Greenbriar property due to higher occupancy levels.
Recoveries from Tenants
Recoveries from tenants include operating and common area maintenance costs reimbursed by our tenants from our wholly owned properties. Recoveries from tenants increased by approximately $378,000, or 263%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in recoveries was primarily a result of: (1) the benefit of a full quarter’s recoveries from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and contributed an incremental $180,000 of recoveries in the third quarter of 2006; and (2) the inclusion of recoveries from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 and which collectively contributed an incremental $195,000 of recoveries in the third quarter of 2006.

Fee Income
Fee income consists of: (1) transaction fees received by us from third parties and related parties relating to services provided in connection with property acquisitions, leasing or debt financing and (2) asset management and construction management fees received by us from third parties and related parties in connection with the oversight of property level accounting, risk management (insurance), lease administration, tenant improvements and physical maintenance and repairs. Fee income increased by approximately $424,000, or 177%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in 2006 was due primarily to earning incremental fees of approximately $148,000 related to construction management services and $264,000 in transaction fees related to leasing fees at our 1575 Eye Street and Madison Place joint ventures as well as acquisition fees related to our joint venture investment in the Georgetown Plaza property.
Property Operating Expenses
Property operating expenses are summarized as follows:

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Operating expenses
Property operating	$1,164,711	$501,159	$—	$663,552	132%
Utilities	698,013	227,586	—	470,427	207%
Real estate taxes and insurance	708,172	192,780	—	515,392	267%
Property Operating Expenses
Property operating expenses consist primarily of expenses incurred by our wholly owned properties for property management services and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses increased by approximately $664,000, or 132%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily a result of: (1) a full quarter’s property expenses from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and incurred approximately an incremental $302,000 of property expenses in the third quarter of 2006; and (2) the inclusion of property expenses from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 which collectively accounted for approximately an incremental $384,000 of property expenses in the third quarter of 2006. The increase in operating expenses was off-set by an incremental credit of approximately $58,000 representing our share of property management fees earned by us.
Utilities Expenses
Utilities expenses increased by approximately $470,000, or 207%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily a result of: (1) a full quarter’s utilities expenses from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and incurred approximately an incremental $154,000 of utilities expenses in the third quarter of 2006; and (2) the inclusion of utilities expenses from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 which collectively accounted for approximately an incremental $281,000 of utilities expenses in the third quarter of 2006.

Real Estate Taxes and Insurance Expenses
Real estate taxes and insurance expenses increased by approximately $515,000, or 267%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily a result of: (1) a full quarter’s expenses from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and incurred approximately an incremental $183,000 of real estate taxes and insurance expenses in the third quarter of 2006; and (2) the inclusion of real estate taxes and insurance expenses from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 which collectively accounted for approximately an incremental $279,000 of real estate taxes and insurance expenses in the third quarter of 2006.
General and Administrative Expenses

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
General and administrative expenses	$1,409,635	$2,562,951	$4,229	$(1,157,545)	(45)%
General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters, share-based compensation costs and other public company costs. General and administrative expenses decreased by $1.2 million, or 45%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
The decrease was primarily due to $1.7 million of share-based compensation costs incurred in 2005. On July 5, 2005, we awarded LTIP Units to directors, consultants and employees. LTIP Units may be converted into OP Units which may, in our sole and absolute discretion, be redeemed by us for cash or exchanged for shares of our common stock. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant was recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. For the three months ended September 30, 2006 share based compensation costs included in our general and administrative expenses were $234,750.
General and administrative expenses unrelated to share based compensation costs increased by approximately $312,000, or 36%, from approximately $863,000 for the three months ended September 30, 2005 to approximately $1.2 million for the three months ended September 30, 2006. The increase was due primarily to higher professional service fees incurred with tax preparation services, Sarbanes-Oxley readiness preparation and testing, and compensation and benefits costs associated with increased staffing levels.
Depreciation and Amortization Expenses

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Depreciation and amortization	$3,654,305	$1,770,527	$25	$1,883,753	106%

Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses increased by $1.9 million, or 106%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily a result of: (1) a full quarter’s expense from the Loudoun Gateway IV, 14700 Lee Road and Park Plaza properties which were acquired during the third quarter of 2005 and generated approximately an incremental $687,000 of depreciation and amortization expense in the third quarter of 2006; and (2) the inclusion of depreciation and amortization expense from the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006 which collectively accounted for an incremental $1.2 million of depreciation and amortization expense in the third quarter of 2006.
Other Operating Expenses and Income
Interest Income

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Interest income	$94,712	$442,491	$1,572	$(349,351)	(79)%
Interest income decreased by approximately $349,000, or 79%, to approximately $95,000 for the three months ended September 30, 2006 compared to approximately $444,000 for the three months ended September 30, 2005. The decline resulted from lower cash balances held by us as a consequence of investing the cash equity raised in conjunction with our IPO into office property acquisitions
Interest Expense

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Interest expense	$1,644,535	$229,150	$97	$1,415,288	617%
Interest expense increased by $1.4 million, or 617%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to increased levels of debt associated with the financing of the Oakton and Patrick Henry properties which were acquired in the fourth quarter of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006.
Equity in Net Income of Unconsolidated Real Estate Entities

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Equity in net (loss) income of unconsolidated real estate entities	$(98,315)	$(68,669)	$(23,334)	$(6,312)	(7)%
Equity in the net loss of unconsolidated real estate entities represents our proportionate interest in the net loss investments we have made in ten joint ventures. Equity in net loss of unconsolidated real estate entities remained flat at approximately $(98,000) for the three months ended September 30, 2006 compared to approximately $(92,000) for the three months ended September 30, 2005.

Minority Interest

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Three Months Ended	Period July 5, 2005 to	July 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Minority Interest	$78,431	$131,486	$—	$(53,055)	(40)%
Minority interest represents our minority partners’ interests in the Company’s net losses and will move in tandem with our net income (loss). Minority interest decreased by approximately $53,000, or 40%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
Total Revenues
Revenue is summarized as follows:

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Revenues
Base rents	$19,480,944	$2,870,411	$—	$16,610,533	579%
Recoveries from tenants	1,232,226	143,404	—	1,088,822	759%
Fee income, primarily from related parties	1,331,994	239,376	1,438,356	(345,738)	(21)%
Parking and other income	521,281	22,725	—	498,556	2194%

Total revenues	$22,566,445	$3,275,916	$1,438,356	$17,852,173	379%

Base Rents
Base rental revenue is comprised of contractual rent, including the impacts of straight-line revenue and above and below market rental revenue from our wholly owned properties. Base rental revenues increased by $16.6 million, or 579%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in revenues was primarily a result of the benefit of incremental base rents during the first nine months of 2006 of approximately: (1) $7.8 million from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $5.6 million from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties in which we acquired 100% interests in connection with our IPO; and (3) $3.2 million from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any base rental revenue.
Recoveries from Tenants
Recoveries from tenants include operating and common area maintenance costs reimbursed by our tenants from our wholly owned properties. Recoveries from tenants increased by approximately $1.1 million, or 759%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in recoveries was primarily a result of the benefit of incremental recoveries during the first nine months of 2006 of approximately: (1) $657,000 from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $144,000 from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties, in which we acquired 100% interests in connection with our IPO; and (3) $287,000 from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any recoveries from tenants.

Fee Income
Fee income consists of: (1) transaction fees received by us from third parties and related parties relating to services provided in connection with property acquisitions or debt financing and (2) asset management and construction management fees received by us from third parties and related parties in connection with the oversight of property level accounting, risk management (insurance), lease administration, tenant improvements and physical maintenance and repairs. Fee income decreased by approximately $346,000, or 21%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in 2006 reflects approximately $1.4 million of fee income earned by Columbia Predecessor in 2005 from the financings of the Suffolk Building and Victory Point properties and asset management fees associated with a residential condominium conversion project in which Columbia Predecessor maintained an ownership interest and which was not contributed to us. This was partially offset by increased construction management service fees and transactional leasing and fee income earned from our 1575 Eye Street, Madison Place and Georgetown Plaza joint ventures.
Property Operating Expenses
Property operating expenses are summarized as follows:

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Operating expenses
Property operating	$3,405,320	$501,159	$—	$2,904,161	579%
Utilities	1,827,856	227,586	—	1,600,270	703%
Real estate taxes and insurance	1,985,474	192,780	—	1,792,694	930%
Property Operating Expenses
Property operating expenses consist primarily of expenses incurred by our wholly owned properties for property management services and salaries, cleaning, security, and repairs and maintenance costs. Property operating expenses increased by approximately $2.9 million, or 579%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily a result of incremental expenses incurred during the first nine months of 2006 of approximately: (1) $1.3 million from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $1.1 million from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties in which we acquired 100% interests in connection with our IPO; (3) approximately $500,000 from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property operating expenses. The increase in operating expenses was off-set by an incremental credit of approximately $226,000 representing our share of property management fees earned by us.
Utilities Expenses
Utilities expenses increased by approximately $1.6 million, or 703%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily a result of additional expenses incurred during the first nine months of 2006 of approximately: (1) $715,000 from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $530,000 from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties in which we acquired 100% interests in connection with our IPO; and (3) $355,000 from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any utilities expenses.

Real Estate Taxes and Insurance Expenses
Real estate taxes and insurance expenses increased by $1.8 million, or 930%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily a result of additional expenses incurred during the first nine months of 2006 of approximately: (1) $835,000 from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $493,000 from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties in which we acquired 100% interests in connection with our IPO; and (3) $465,000 from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any real estate taxes and insurance expense.
General and Administrative Expenses

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
General and administrative expenses	$3,818,606	$2,563,651	$1,549,127	$(294,172)	(7)%
General and administrative expenses consist primarily of corporate level expenses not associated directly with our properties. This includes, but is not limited to, personnel compensation and benefits, accounting and legal fees, rent expense for our corporate headquarters, share-based compensation costs and other public company costs. General and administrative expenses decreased by approximately $294,000, or 7%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
The decrease was primarily due to $1.7 million of share-based compensation costs incurred in 2005. On July 5, 2005, we awarded LTIP Units to directors, consultants and employees. LTIP Units may be converted into OP Units which may, in our sole and absolute discretion, be redeemed by us for cash or exchanged for shares of our common stock. The LTIP Units granted to directors and consultants vested immediately and the fair value of the LTIP Units as of date of grant was recognized as an expense of the Operating Partnership. The LTIP Units granted to employees vest ratably over a five year period from date of grant, and the fair value of the LTIP Units as of date of grant is being ratably recognized as an expense of the Operating Partnership over the five-year vesting period. For the nine months ended September 30, 2006 share based compensation costs included in our general and administrative expenses were approximately $704,000.
General and administrative expenses unrelated to share based compensation costs increased by approximately $702,000, or 29%, from approximately $2.4 million for the nine months ended September 30, 2005 to approximately $3.1 million for the nine months ended September 30, 2006. The increase was due primarily to higher professional service fees incurred with tax preparation services, Sarbanes-Oxley readiness preparation and testing, and compensation and benefits costs associated with increased staffing levels.

Depreciation and Amortization Expenses

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Depreciation and amortization	$10,660,201	$1,770,527	$7,385	$8,882,289	500%
Depreciation and amortization expenses include depreciation of real estate assets, amortization of intangible assets and external leasing commissions. Depreciation and amortization expenses increased by
$8.9 million or 500% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily a result of additional expenses incurred during the first nine months of 2006 of approximately: (1) $4.5 million from the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005; (2) $2.7 million from our Fair Oaks, Greenbriar, Meadows IV and Sherwood properties in which we acquired 100% interests in connection with our IPO; and (3) $1.6 million from the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006. Prior to our IPO in July 2005, we did not maintain majority control of any office properties and as a result did not record any property related depreciation and amortization expenses.
Other Operating Expenses and Income
Interest Income

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Interest income	$210,466	$442,491	$21,450	$(253,475)	(55)%
Interest income decreased by approximately $253,000, or 55%, for the nine months ended September 30, 2006. The decline resulted from lower cash balances held by us as a consequence of investing the cash equity raised in conjunction with our IPO into office property acquisitions.
Interest Expense

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Interest expense	$4,206,118	$229,150	$4,597	$3,972,371	1699%
Interest expense increased by $4.0 million, or 1699%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to increased levels of debt associated with the financing of the Loudoun Gateway IV, 14700 Lee Road, Park Plaza, Oakton and Patrick Henry properties which were acquired during the third and fourth quarters of 2005 and the 1025 Vermont, 1741 Business Center Drive and 101 Orchard Ridge properties which were acquired during 2006.

Equity in Net Income of Unconsolidated Real Estate Entities

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Equity in net (loss) income of unconsolidated real estate entities	$(196,216)	$(68,669)	$2,281,641	$(2,409,188)	109%
Equity in the net loss of unconsolidated real estate entities represents our proportionate interest in the net loss investments we have made in ten joint ventures. Equity in net loss of unconsolidated real estate entities decreased by $2.4 million, or 109%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to a decrease of approximately $2.3 million related to equity in net income of entities that were not contributed to our Company by Columbia Predecessor, primarily its interest in a condominium conversion project.
Minority Interest

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase	Percent
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)	Change
Minority Interest	$238,085	$131,486	$—	$106,599	81%
Minority interest represents our minority partners’ interests in the Company’s net losses and will move in tandem with our net income (loss). Minority interest increased by approximately $107,000, or 81% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Consolidated Cash Flows

	Columbia Equity	Columbia Equity	Columbia Predecessor
	Trust, Inc. for the	Trust, Inc. for the	For the Period
	Nine Months Ended	Period July 5, 2005 to	January 1, 2005 to	Increase
	September 30, 2006	September 30, 2005	July 4, 2005	(Decrease)
Net cash provided by (used In) operating activities	8,932,896	951,166	(746,565)	8,728,295
Net cash (used in) provided by investing activities	(45,289,630)	(140,034,540)	2,195,981	92,548,929
Net cash provided by financing activities	37,860,634	147,736,986	86,011	(109,962,363)
Net cash provided by operating activities was $8.9 million for the nine months ended September 30, 2006 compared to approximately $205,000 for the nine months ended September 30, 2005. The increase was primarily due to operating cash flows generated by the wholly owned commercial office properties, joint venture interests and management contracts that we acquired from Columbia Predecessor and other parties at our IPO and related formation transactions as well as the acquisition of office real estate investments in subsequent acquisitions.
Net cash used in investing activities was $45.3 million for the nine months ended September 30, 2006 compared to $137.8 million for the nine months ended September 30, 2005. The decrease reflects primarily the significant level of cash used in 2005 to acquire interests in wholly owned commercial office properties and interests in joint ventures from Columbia Predecessor as a result of our IPO.
Net cash provided by financing activities $37.9 million for the nine months ended September 30, 2006 compared to $147.7 million for the nine months ended September 30, 2005. The decrease reflects primarily the significant level of financing required in 2005 to acquire interests in wholly owned commercial office properties and interests in joint ventures from Columbia Predecessor as a result of our IPO.

Liquidity and Capital Resources
We utilized the net proceeds from our IPO in July 2005 to acquire ownership interests in 16 commercial office properties for approximately $148.1 million and repay approximately $40.7 million of indebtedness associated with several of the properties. Our total market capitalization at September 30, 2006 was approximately $459.2 million based on the closing price on the New York Stock Exchange of our common stock at September 30, 2006 of $16.17 per share (assuming the conversion of 1,359,973 OP Units and LTIP Units into common stock) and debt outstanding of approximately $212.7 million (exclusive of accounts payable and accrued expenses but including our pro rata share of joint venture debt). As a result, our debt to total market capitalization ratio was approximately 46% at September 30, 2006. As of September 30, 2006, our pro rata share of joint venture debt totaled approximately $84.5 million. With the exception of a limited guarantee in the amount of approximately $737,000, our pro rata share of joint venture debt is non-recourse to us and is collateralized by the real estate properties held by the joint ventures. We do not have a policy limiting the amount of debt that we may incur, although we have established 55% – 60% as the target range for our total debt-to-market capitalization, including our pro rata share of joint venture debt. Accordingly, we have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders.
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
Long-term Liquidity
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. We expect to meet our long-term liquidity requirements for the funding of property acquisitions and other capital improvements through cash provided from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and other financing alternatives, including the Interim Acquisition Agreement described below. We also may fund property acquisitions and other capital improvements using borrowings, by potentially refinancing properties in connection with their acquisition, selectively disposing of assets, as well as by potentially raising equity capital through joint ventures. We may also issue units of limited partnership interest in our operating partnership (“OP Units”) to fund a portion of the purchase price for some of our future property acquisitions. Under the terms of the Merger Agreement, our ability to fund property acquisitions and capital improvements above certain financial thresholds is limited or may require the consent of the Acquiror.

In connection with the Merger Agreement and the parties to that agreement intention that we continue to actively pursue property acquisitions, we and Acquiror entered into an Interim Acquisition Agreement (the “Interim Acquisition Agreement”). The Interim Acquisition Agreement provides that, during the period commencing upon execution of the Merger Agreement and ending upon the first to occur of the closing of the Mergers or termination of the Merger Agreement, if (i) we identify any acquisition property that we desire to acquire, (ii) Acquiror consents to such acquisition and (iii) we determine that we do not have internal funding capacity (mentioned above) to fund such acquisition, the following provisions shall apply:
•	Acquiror agrees to acquire such acquisition property through an affiliate;

•	Acquiror will cause its affiliate to grant us an option to acquire such property for the option price if the Merger Agreement is terminated prior to closing; and

•	in the event the closing of the Mergers occurs, Acquiror will cause its affiliate to sell and transfer such acquisition property to a subsidiary of Merger Sub at closing for a purchase price equal to Acquiror’s total costs in acquiring the property, including the purchase price, financing fees and other transaction costs (the “Acquisition Costs”).
Pursuant to the Interim Acquisition Agreement, the “option price” is equal to the sum of the Acquisition Costs and a specified internal rate of return amount.
On November 28, 2005, we entered into a $75.0 million secured revolving credit facility with Wells Fargo Bank, National Association serving as the Administrative Agent. The credit facility has a two year term with a one year extension option. Availability under the credit facility is based on the value of the assets that we pledge as collateral. The credit facility is currently secured by first mortgages on the Fair Oaks, Greenbriar, Loudoun Gateway IV, Oakton and Sherwood Plaza properties. Borrowings under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.10% to 1.35%. Three month LIBOR was 5.37% as of September 30, 2006. The exact interest payable under the credit facility depends upon the ratio of our total indebtedness to total asset value as measured on a quarterly basis. Pursuant to the terms of the credit facility, this ratio cannot exceed 75%. At September 30, 2006, the interest rate on our credit facility was 6.44%.
The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, cash flow coverage, the maximum amount of indebtedness and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to our common stock or any other equity interest in an aggregate amount that exceeds 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with all of the restrictions and covenants as of September 30, 2006.
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

The following table sets forth certain information with respect to consolidated and unconsolidated indebtedness outstanding as of September 30, 2006:

			Principal Balance	Pro Rata Share of
	Interest	Maturity	as of	Principal Balance as of
	Rate	Date	September 30, 2006	September 30, 2006 (1)
Consolidated Debt (2)

Fixed Rate

Patrick Henry	5.02%	4/1/2009	$8,281,319	$8,281,319
1025 Vermont Avenue	5.11%	1/1/2010	22,500,000	22,500,000
1741 Business Center Drive	6.11%	8/1/2011	8,100,000	8,100,000
Meadows IV	4.95%	11/1/2011	19,000,000	19,000,000
101 Orchard Ridge	6.06%	5/11/2014	15,166,614	15,166,614
Park Plaza II	5.53%	3/4/2016	24,290,000	24,290,000

Floating Rate
Credit Facility	LIBOR + 1.10 - 1.35%	11/28/2007	30,900,000	30,900,000

Subtotal			128,237,933	128,237,933

Unconsolidated Debt (2)

Fixed Rate

King Street	5.06%	3/1/2008	21,266,420	10,633,210
Madison Place	4.49%	8/1/2008	15,097,314	7,548,657
1575 Eye Street	6.82%	3/1/2009	42,454,939	3,897,363
Independence Center I	5.04%	9/10/2009	30,510,472	4,497,244
Independence Center II	6.02%	9/10/2009	11,625,561	941,670
Barlow Building	5.04%	8/1/2012	61,750,000	24,700,000
Atrium — Loan # 1	8.43%	9/1/2012	17,775,951	6,577,102
Atrium — Loan # 2	6.21%	9/1/2012	5,748,150	2,126,816
Georgetown Plaza	5.78%	6/1/2013	15,964,389	6,385,756
Suffolk	5.10%	5/4/2015	42,000,000	15,330,000

Floating Rate

Victory Point	LIBOR + 2.95%	3/31/2008	18,344,943	1,834,494

Subtotal			282,538,139	84,472,312

Total			$410,776,072	$212,710,245

(1)	Principal amount multiplied by our percentage interest in the joint venture entity that owns the property.

(2)	With the exception of a limited guarantee in the amount of approximately $737,000 for the debt at our Independence Center II property, our pro rata share of unconsolidated debt is non-recourse to us and is collateralized by the real estate properties held by the joint venture entities.
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

As of September 30, 2006, we provided a limited guarantee for obligations owed under a $15.7 million construction financing loan for our Independence Center II joint venture development project. Under the terms of the financing, we have guaranteed up to $737,000 of the loan plus the lender’s costs and expenses required to collect amounts due under the guarantee and any accrued and unpaid interest. The amount of the guarantee is reduced or terminated based on the project achieving certain leasing and cash flow performance targets. We also provide a limited completion guarantee for the project for which total costs are anticipated to be $23.0 million, exclusive of land costs. We are liable for up to 14.74% of the guaranteed amounts, or approximately $3.4 million.
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

The following table provides the calculation of our FFO and reconciliation to net loss for the period from July 1, 2006 through September 30, 2006 and the period January 1, 2006 through September 30, 2006:

	Three months	Nine months
	ended	ended
	September 30, 2006	September 30, 2006
Net loss	$(1,051,031)	$(3,161,118)
Adjustments
Minority interests	(78,431)	(238,085)
Depreciation and amortization — consolidated entities	3,647,932	10,643,368
Depreciation and amortization — unconsolidated entities	1,422,156	4,277,692

Funds from operations	$3,940,626	$11,521,857

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
Including our pro rata share of debt at unconsolidated real estate entities, we had $32.7 million in variable rate debt, or 15%, of the total $212.7 million that represents our pro rata share of debt outstanding as of September 30, 2006.
For fixed rate debt, changes in interest rates generally affect the fair value of debt but not our earnings or cash flow. Including our pro rata share of debt at unconsolidated real estate entities, we estimate our pro rata share of the fair value of fixed rate debt outstanding at September 30, 2006 to be $177.3 million compared to the $180.0 million carrying value at that date.
If the market rates of interest on our variable rate debt increase by 1.0%, our annual interest expense would increase by approximately $327,000. This assumes the amount outstanding under our variable rate debt facilities remains at $32.7 million, which was our balance at September 30, 2006. The book value of our variable rate facilities approximates market value at September 30, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. As of September 30, 2006, we performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.2	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center II, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.3	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center III, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.4	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center IV, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.5*	Amended and Restated Deed of Trust Note by and between Argo Orchard Ridge, LC and Foulger Land Limited Partnership, dated May 7, 2004.

10.6*	Loan Assumption and Substitution Agreement by and among Argo Orchard Ridge; LC, Foulger Land Orchard Ridge 2006, LLC; Columbia Equity , LP; Foulger Land Limited Partnership; Clayton Foulger; John Austin; Richard Perlmutter; and Wells Fargo Bank, N.A., dated September 8, 2006.

10.7*	Allonge to Note by Argo Orchard Ridge, LC and Foulger Land Orchard Ridge 2006, LLC

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	COLUMBIA	EQUITY TRUST, INC.

Date: November 14, 2006	By:	/s/ Oliver T. Carr, III Oliver T. Carr, III
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ John A. Schissel John A. Schissel
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.2	Amended and Restated Agreement of Limited Partnership of Columbia Equity, LP (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A (Registration No. 333-122644) filed on June 28, 2005).

10.1	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.2	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center II, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.3	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center III, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.4	Agreement of Purchase and Sale between Columbia Equity Trust, Inc. and Stafford Commerce Center IV, L.L.C., dated July 27, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 27, 2006).

10.5*	Amended and Restated Deed of Trust Note by and between Argo Orchard Ridge, LC and Foulger Land Limited Partnership, dated May 7, 2004.

10.6*	Loan Assumption and Substitution Agreement by and among Argo Orchard Ridge; LC, Foulger Land Orchard Ridge 2006, LLC; Columbia Equity , LP; Foulger Land Limited Partnership; Clayton Foulger; John Austin; Richard Perlmutter; and Wells Fargo Bank, N.A., dated September 8, 2006.

10.7*	Allonge to Note by Argo Orchard Ridge, LC and Foulger Land Orchard Ridge 2006, LLC

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

*	filed herewith